Form 10-Q
period 1996-03-31
PREFERRED NETWORKS INC
filed 1996-05-09
CIK 893335

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 1996

                                       OR




[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from              to
                                      -------------  ----------------


                       Commission File Number: 0-27658

                           PREFERRED NETWORKS, INC.
            (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                        58-1954892
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification Number)


              5300 Oakbrook Parkway, Suite 320, Norcross, GA 30093
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (770) 806-6970
              (Registrant's telephone number including area code)


              (Former name, former address and former fiscal year,
                          if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes                      No   X
                           ----                     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,416,776 shares of common stock, par value $.0001, as of May 1, 1996.

                           PREFERRED NETWORKS, INC.

                              INDEX TO FORM 10-Q




                                                                                             PAGE
                                                                                            NUMBER
                                                                                            ------
PART I.         FINANCIAL INFORMATION

 Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets, March 31, 1996 (Unaudited)
                 and December 31, 1995                                                         3

                Condensed Consolidated Statements of Operations for the
                 three months ended March 31, 1996 and 1995 (Unaudited)                        4

                Condensed Consolidated Statement of Changes in Stockholders' Equity
                 (Deficit) for the three months ended March 31, 1996 (Unaudited)               5

                Condensed Consolidated Statements of Cash Flows for the
                 three months ended March 31, 1996 and 1995 (Unaudited)                        6

                Notes to Condensed Consolidated Financial Statements (Unaudited)               7


 Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                     9



PART II.        OTHER INFORMATION


 Item 4.    Submission of Matters to a Vote of Security Holders                                13

 Item 6.    Exhibits and Reports on Form 8-K                                                   13

Signatures                                                                                     14


                            PREFERRED NETWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                    ASSETS
                                                                          March 31,     December 31,
                                                                            1996            1995
                                                                         -----------    -----------
                                                                         (Unaudited)


Current assets
   Cash and cash equivalents ..........................................  $33,317,219    $ 9,311,379
   Accounts receivable, net............................................      960,158        923,890
   Receivables from related parties ...................................       74,263         66,425
   Pager inventory ....................................................    1,530,453      1,068,970
   Prepaid expenses and other current assets ..........................      323,780        386,648
                                                                         -----------    -----------
       Total current assets ...........................................   36,205,873     11,757,312
Property and equipment, net ...........................................    8,986,260      6,885,022
Other assets, net .....................................................    1,615,276      1,403,385
                                                                         -----------    -----------
                                                                         $46,807,409    $20,045,719
                                                                         ===========    ===========

                          LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK,
                                 AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Accounts payable ..................................................  $ 2,063,772    $   292,073
    Accrued liabilities ...............................................      287,772        341,604
    Payables to related parties .......................................      317,112            500
    Accrued salaries ..................................................      274,736        145,924
    Current portion of notes payable ..................................       --          2,605,627
                                                                         -----------    -----------
        Total current liabilities .....................................    2,943,392      3,385,728
Notes payable, less current portion ...................................      520,291      2,807,398

Series A Redeemable Convertible Preferred Stock, $.01 par value,
    $11 per share minimum redemption price; 159,377 shares authorized
    in 1995; 159,377 shares issued and outstanding in 1995 ............       --          2,437,890

Series B Redeemable Convertible Preferred Stock, $.01 par value, $1,000 per share minimum redemption price; 21,000 shares authorized
    in 1995; 16,565 shares issued and outstanding in 1995 .............       --         19,220,921
                                                                         -----------    -----------
        Total liabilities and Redeemable Convertible Preferred Stock ..    3,463,683     27,851,937

Stockholders' equity (deficit)
    Preferred stock, $.01 par value, 5,000,000 and 319,623 shares authorized in 1996 and 1995, respectively; none issued
        or outstanding ................................................       --             --
    Common stock, $.0001 par value, 70,000,000 shares authorized,
        14,416,776 and 4,138,496 shares issued and outstanding
        in 1996 and 1995, respectively ................................        1,442            414
    Additional paid-in capital ........................................   50,374,654      1,013,981
    Accretion on Series A and Series B Redeemable Convertible
        Preferred Stock ...............................................       --         (3,289,003)
        Accumulated deficit............................................   (7,032,370)    (5,531,610)
                                                                         -----------    -----------
                                                                          43,343,726     (7,806,218)
                                                                         -----------    -----------
                                                                         $46,807,409    $20,045,719
                                                                         ===========    ===========


           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                               1996            1995
                                                                           ------------    ------------
Revenues
   Pager airtime ........................................................   $ 1,299,196     $  648,232
   Pager sales ..........................................................     1,036,380        661,246
   Maintenance and other ................................................        32,957         22,517
                                                                            -----------     ----------
                                                                              2,368,533      1,331,995

Costs of revenues
   Pager airtime ........................................................       741,559        311,758
   Pager sales ..........................................................     1,360,999        832,366
                                                                            -----------     ----------
                                                                                265,975        187,871
Selling, general and administrative expenses ............................     1,459,711        471,856
Depreciation and amortization ...........................................       363,376        145,114
                                                                            -----------     ----------
      Operating loss ....................................................    (1,557,112)      (429,099)
Interest expense ........................................................       141,945         77,708
Interest income .........................................................       198,297             17
                                                                            -----------     ----------
      Net loss ..........................................................    (1,500,760)      (506,790)

Accretion of Series A and Series B Redeemable Convertible
   Preferred Stock ......................................................    (1,121,316)         --
Series B Redeemable Convertible Preferred Stock dividend
   requirements .........................................................      (353,651)         --
                                                                            -----------     ----------

   Net loss attributable to Common Stock ................................   $(2,975,727)    $ (506,790)
                                                                            ===========     ==========

Pro forma net loss per share of Common Stock ............................   $      (.27)    $     (.05)
                                                                            ===========     ==========

Weighted average number of common shares used in calculating
   pro forma net loss per share of Common Stock .........................    11,144,582     10,013,901
                                                                            ===========     ==========


           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                       IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)


                                                       Accretion of
                                                        Redeemable
                                           Additional  Convertible
                                 Common     Paid-in     Preferred    Accumulated
                                  Stock     Capital       Stock       (Deficit)       Total
                                 ------   -----------  -----------   -----------   ------------
Balance at December 31, 1995 ..  $  414   $ 1,013,981  $(3,289,003)  $(5,531,610)   $(7,806,218)
   Accretion of Series A and
       Series B Redeemable
       Convertible Preferred
       Stock ..................     --          --      (1,121,316)        --        (1,121,316)
   Dividends on Series B
       Redeemable Convertible
       Preferred Stock ........     --       (353,651)       --            --          (353,651)
   Issuance of Common Stock ...     345    31,160,364        --            --        31,160,709
   Conversion of Series A and
       Series B Redeemable
       Convertible Preferred
       Stock ..................     683    18,546,627    4,410,319         --        22,957,629
   Non-cash stock option
       compensation ...........     --          7,333        --            --             7,333
   Net loss ...................     --          --           --       (1,500,760)    (1,500,760)
                                 ------   -----------  -----------   -----------    -----------

Balance at March 31, 1996 .....  $1,442   $50,374,654  $     --      $(7,032,370)   $43,343,726
                                 ======   ===========  ===========   ===========    ===========


           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    Three months ended March 31,
                                                                    ----------------------------
                                                                         1996           1995
                                                                      -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................................   $(1,500,760)  $ (506,790)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
    Depreciation and amortization .................................       363,376      145,114
    Bad debt expense ..............................................        48,903       13,859
    Stock option compensation expense .............................         7,333         --
    Changes in operating assets and liabilities:
        Accounts receivable .......................................       (85,172)      21,963
        Receivables from related parties ..........................        (7,838)      47,412
        Pager inventory ...........................................      (461,483)     (89,935)
        Prepaid expenses and other assets .........................        62,878       (6,318)
        Accounts payable ..........................................     1,771,699     (213,809)
        Payables to related parties ...............................       316,612     (184,516)
        Accrued liabilities .......................................       (53,832)     (71,866)
        Accrued salaries ..........................................       128,812         --
                                                                      -----------   ----------
Net cash provided by (used in) operating activities ...............       590,528     (844,886)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment ............................................    (1,554,713)     (80,849)
Purchases of other assets .........................................      (266,219)     (60,459)
                                                                      -----------   ----------
Net cash used in investing activities .............................    (1,820,932)    (141,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings ..........................................          --        500,000
Payments of borrowings ............................................    (5,748,316)     (93,055)
Issuance of Redeemable Convertible Preferred Stock ................          --        597,861
Net proceeds from initial public offering of Common Stock .........    31,160,709         --
Payment of Redeemable Convertible Preferred Stock dividends .......      (176,149)        --
Issuance of Common Stock warrants .................................          --          3,774
                                                                      -----------   ----------
Net cash provided by financing activities .........................    25,236,244    1,008,580
                                                                      -----------   ----------
Net increase in cash and cash equivalents .........................    24,005,840       22,386
Cash and cash equivalents, beginning of period ....................     9,311,379      221,255
                                                                      -----------   ----------
Cash and cash equivalents, end of period ..........................   $33,317,219   $  243,641
                                                                      ===========   ==========

           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


1. THE COMPANY

   Preferred Networks, Inc. (the "Company") commenced operations in July 1991 and is a carrier's carrier of exclusively wholesale one-way paging network services. The Company's networks are currently operational in the Southeast and Mid-Atlantic regions, and the Company plans to expand its operations on a nationwide basis to provide local and regional paging services, primarily on a common frequency, in the 50 largest U.S. metropolitan markets and
   adjacent areas.   The Company's customers are organizations that offer the
   Company's network services to their subscribers, including existing paging carriers and resellers of paging services. As a carrier's carrier, the Company does not market paging services directly to end users and therefore does not compete with its customers.

   In 1995, the Company formed a wholly-owned subsidiary to execute certain business transactions. All significant intercompany activity has been eliminated.

2. BASIS FOR PRESENTATION

   The interim condensed consolidated financial information contained herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include in the opinion of management, all adjustments, which are of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These financial statements and related notes should be read in conjunction with the financial statements and notes as of December 31, 1995, included in the Company's Registration Statement on Form S-1 (No. 33-80507) with respect to the sale of the Company's Common Stock. Results of operations for the periods presented herein are not necessarily indicative of results to be expected for the full year or any other interim period.

   Effective January 24, 1996, the Company amended its certificate of incorporation to increase the authorized Common Stock to 70,000,000 shares, to reduce Common Stock par value to $.0001, and to provide a 7.35-for-1 Common Stock split. The number of authorized shares of Preferred Stock was increased to 5,000,000, with terms and rights to be determined. All common share and per common share amounts have been adjusted for all periods to reflect the stock split.

3. SUPPLEMENTAL CASH FLOW INFORMATION

   Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the three months ended March 31, 1996 and 1995, were approximately $105,000 and $89,000, respectively. There were no significant federal or state income taxes paid or refunded for the three months ended March 31, 1996 and 1995.

4. INITIAL PUBLIC OFFERING (IPO)

   On March 1, 1996, the Company issued 3,300,000 shares of Common Stock in a public offering at a price to the public of $10.00 per share. The Company received net proceeds before offering expenses of $30.7 million. In addition, on March 28, 1996, the underwriters exercised their over-allotment option to purchase an additional 148,000 shares of Common Stock and the Company received additional net proceeds of $1.4 million.

                            PREFERRED NETWORKS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --- (CONTINUED)
                                  (UNAUDITED)



4. INITIAL PUBLIC OFFERING (IPO) - (CONTINUED)

   Pursuant to their terms, upon consummation of the IPO all outstanding shares of Series A Redeemable Convertible Preferred Stock (the "Series A") and Series B Redeemable Convertible Preferred Stock (the "Series B") automatically converted into Common Stock. The Company elected to pay accrued dividends on the Series B through January 31, 1996, in shares of Common Stock and the remainder of the accrued dividends from February 1 to March 1, 1996, in the amount of $176,000 in cash. The total number of shares of Common Stock issued upon such conversion and such dividend payment was 6,830,280 shares. All accretion previously accrued was eliminated upon conversion to shares of Common Stock.

   A portion of the proceeds of the IPO were used to repay all debt then outstanding.

5. LOAN AGREEMENTS

   All existing loan agreements were terminated and outstanding balances repaid in March 1996, with funds received from the IPO.

   In January 1996, the Company entered into a $12 million line of credit with an equipment manufacturer, effective upon consummation of the IPO. Debt outstanding under this agreement bears interest at the five-year U.S. Treasury rate plus 6.5%, is payable in various monthly installments of principal and interest with maturity dates through 2001 and is secured by paging equipment. At March 31, 1996, borrowings were $520,000 at 12.10% under this facility.

   In March 1996, the Company entered into a $5 million line of credit with a finance company. Interest on debt outstanding under this agreement is based upon the prime rate plus 1.75%. This facility is payable in various monthly installments of principal and interest, with maturity dates through 2001. Borrowings under this agreement are secured by paging equipment. There were no borrowings outstanding as of March 31, 1996.

6. COMMON STOCK AND NET LOSS PER SHARE

   The computation of fully diluted pro forma net loss per share of Common Stock was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted are the same.

   Pro forma net loss per share was computed by dividing net loss by the weighted average number of shares of Common Stock outstanding after giving retroactive effect to the mandatory conversion of the Series A and the Series B into Common Stock, and the related accrued dividends on the Series B through January 31, 1996, paid in shares of Common Stock, which occurred upon the consummation of the IPO, plus cheap stock as defined below. Retroactive restatement has been made to share and per share amounts for the stock split. Pursuant to SEC Staff Accounting Bulletin No. 83, common stock and common stock equivalents (including preferred stock) issued at prices equal to or below the IPO price per share ("cheap stock") during the twelve month period immediately preceding the initial filing date of the Company's Registration Statement for the IPO have been included as outstanding for all periods presented (using the treasury stock method at the IPO price) even though the effect is to reduce the loss per share. Historical losses per share have not been presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure which occurred in connection with the IPO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Throughout this section the Company makes reference to "EBITDA" which represents earnings before interest expense, interest income, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the telecommunications industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles ("GAAP")), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity.

The following table presents certain items in the Condensed Consolidated Statements of Operations as a percentage of total revenues for the three months ended March 31, 1996 and 1995, respectively.



                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1996             1995
                                                     -----            -----

      Revenues
             Pager airtime                            54.9 %           48.7 %
             Pager sales                              43.8             49.6
             Maintenance and other                     1.3              1.7
                                                     -----            -----
                         Total revenues              100.0            100.0
      Cost of revenues
             Pager airtime                            31.3             23.4
             Pager sales                              57.5             62.5
                                                     -----            -----
                                                      11.2             14.1
      Selling, general & administrative               61.6             35.4
      Depreciation and amortization                   15.3             10.9
                                                     -----            -----
                         Operating loss              (65.7)           (32.2)
      Interest expense                                 6.0              5.8
      Interest income                                  8.4              --
                                                     -----            -----

                         Net loss                    (63.3)%          (38.0)%
                                                     =====            =====

      EBITDA                                         (50.4)%          (21.3)%



The table below provides information about the Company's units in service by customer type and average revenue per unit ("ARPU"). ARPU is calculated by dividing pager airtime revenues for the month by the total units in service at month end. ARPU for periods greater than one month equals the average of the monthly ARPUs during the period.


                                              March 31,       Percentage Increase
                                            --------------    --------------------
                                             1996    1995       1996        1995
                                            ------  ------      ----        ----
Units in service
    Reseller units                         139,194  66,220     110.2 %      82.2 %
    Co-location/interconnection units       38,867   6,315     515.5         --
                                           -------  ------
                   Total units in service  178,061  72,535     145.5 %      82.2 %
                                           =======  ======

ARPU                                         $2.59   $3.11     (16.7)%      (8.0)%


RESULTS OF OPERATIONS

Total revenues increased $1.0 million, or 77.8%, to $2.4 million for the three-month period ended March 31, 1996, from $1.3 million for the three-month period ended March 31, 1995. Total units in service increased by 105,526, or 145.5%, to 178,061 from 72,535 over the same period.

Revenues from pager airtime increased by $651,000, or 100.4%, to $1.3 million for the three-month period ended March 31, 1996, from $648,000 for the three-month period ended March 31, 1995. The increase was attributable to the growth in units in service and the associated recurring revenue stream, which resulted from approximately 30,000 units from new reseller agreements negotiated after the purchase of certain network assets from BellSouth Telecommunications, Inc., expansion into new markets (Philadelphia, Pittsburgh, Orlando, Jacksonville, Miami, Columbia, Savannah, and Knoxville) and the continued growth in existing markets. The growth in units in service was offset in part by declining ARPU due to a change in the mix of customer type and to a lesser extent, unit volume and airtime usage discounts. Co-location and interconnection customers generate lower ARPU to the Company because certain operating expenses customarily incurred by the Company are borne by the customer. The ARPU was also lower on the units in service on certain purchased network assets due to generally fewer paging service features available on those networks.

Revenues from pager sales increased $375,000, or 56.7%, to $1.0 million for the three-month period ended March 31, 1996, from $661,000 for the three-month period ended March 31, 1995. The increase in the number of pagers sold was attributable to continued expansion in existing markets and expansion into new markets. In addition, the average selling price per pager declined as a result of competitive pricing in the industry and the Company's marketing programs to attract resellers to its networks.

Cost of pager airtime increased by $430,000, or 137.9%, to $742,000 for the three-month period ended March 31, 1996, from $312,000 for the three-month period ended March 31, 1995. The increase was primarily attributable to the expansion into new markets and the increased number of units in service. Cost of pager airtime as a percentage of pager airtime revenue was 57.1% for the three-month period ended March 31, 1996, compared to 48.1% for the three-month period ended March 31, 1995, reflecting the expansion into new markets and the higher cost of airtime (i.e., telephone costs and transmission site rental) with fewer units in service in those new markets.

Cost of pager sales increased by $529,000, or 63.5%, to $1.4 million for the three-month period ended March 31, 1996, from $832,000 for the three-month period ended March 31, 1995, due to the increased number of pagers sold, offset in part by the decreasing cost to the Company of purchasing pagers. Cost as a
percentage of pager sales was   131.3% for the three-month period ended March
31, 1996, compared to 125.9% for the three-month period ended March 31, 1995, reflecting the Company's marketing programs to attract customers to its networks and the competitive nature of pricing in the industry.

Selling, general and administrative expenses increased by $988,000, or 209.4%, to $1.5 million for the three-month period ended March 31, 1996, from $472,000 for the three-month period ended March 31, 1995, and increased as a percentage of total revenues to 61.6% for the three-month period ended March 31, 1996, from 35.4% for the three-month period ended March 31, 1995. The additional costs reflect additional sales and administrative personnel to attract and support the increasing number of customers and expansion into new markets.

Depreciation and amortization increased by $218,000, or 150.4%, to $363,000 for the three-month period ended March 31, 1996, from $145,000 for the three-month period ended March 31, 1995, due to additional assets in service resulting from expansion into new markets. Depreciation and amortization increased as a percentage of total revenues to 15.3% for the three-month period ended March 31, 1996, from 10.9% for the three-month period ended March 31, 1995.

Interest expense increased $64,000, or 82.7%, to $142,000 for the three-month period ended March 31, 1996, from $78,000 for the three-month period ended March 31, 1995. The increase was due to the financing of assets purchased for expansion into new markets and those markets beginning commercial operation. While markets are under construction, the interest associated with the financing of the network assets in those markets is capitalized. The amount of interest capitalized for the three-month period ended March 31, 1996, was $24,000 compared to $20,000 capitalized during the same period in 1995. The average level of indebtedness outstanding during the three-month period ended March 31, 1996, was approximately $4.7 million compared to approximately $3.0 million outstanding during the three-month period ended March 31, 1995. All outstanding debt was repaid with a portion of the proceeds of the IPO in March 1996.

Interest income increased to $198,000 for the three-month period ended March 31, 1996, from $17 for the three-month period ended March 31, 1995. The increase represents interest income from the investment of the remainder of funds received from the sale of the Series B, which was consummated in June 1995, and the net proceeds of the IPO, which was consummated in March 1996.

Net loss for the three-month period ended March 31, 1996, as compared with the three-month period ended March 31, 1995, increased to $1.5 million from $507,000 primarily due to losses incurred due to sales of pagers below cost and substantial increases in selling, general and administrative expenses, as described above. The Company expects to incur start up losses when entering a new market until sufficient subscribers utilize the Company's network in that market. Due to the Company's rapid expansion strategy, consolidated net losses are expected for at least the next three years.

The net loss per share of Common Stock for the three-month period ended March 31, 1996, increased to $(.27) from $(.05) for the three-month period ended March 31, 1995, due to the increased net loss attributable to common stockholders due to the accretion on the Series A and the Series B and the Series B dividends paid in Common Stock. As a result of the IPO and mandatory conversion of all Preferred Stock to Common Stock, neither of these items will affect future earnings or loss per share.


LIQUIDITY AND CAPITAL RESOURCES

The Company's expansion strategy will continue to require substantial funds to finance the expansion of existing operations, the expansion into new markets as part of the nationwide build-out of its networks, the purchase of network assets and related FCC licenses, capital expenditures, debt service and general corporate purposes.

The Company's net cash provided by operations was $591,000 for the three-month period ended March 31, 1996, as compared to net cash used by operations of $845,000 for the three-month period ended March 31, 1995. The increase in net cash from operations was due primarily to timing of payments of accounts payable.

Capital expenditures were $2.4 million for the three-months ended March 31, 1996, compared to $81,000 for the comparable period in 1995 reflecting the rapid expansion of the Company's networks. As of March 31, 1996, the Company was constructing networks in 11 new markets, including Technical Control Centers (TCCs) in New York and Illinois and network expansions into New York, Chicago, Boston, Richmond, Raleigh/Durham, Charlotte, Nashville, Orlando, Tampa, Jacksonville, and Gainesville. As of May 1, 1996, the third TCC in Poughkeepsie, New York is being tested for the commencement of commercial operation. The Company anticipates making capital expenditures of approximately $40.0 million during 1996 and 1997 (at least $10.0 million of which will be paid from the net proceeds of the IPO) related to the nationwide expansion of its networks, including purchases of network assets and related equipment.

On March 1, 1996, the Company issued 3,300,000 shares of Common Stock in the IPO at a price to the public of $10.00 per share. The Company received net proceeds before offering expenses of $30.7 million. In addition, on March 28, 1996, the underwriters exercised their over-allotment option to purchase an additional 148,000 shares of Common Stock and the Company received additional net proceeds of $1.4 million.

A portion of the net proceeds of the IPO was used to repay all debt then outstanding which was approximately $5.6 million. The Company intends to use the remaining net proceeds to finance the expansion of its network facilities through the purchase of paging system equipment and possible network asset purchases and for working capital and general corporate purposes.

Pursuant to their terms, upon consummation of the IPO all outstanding shares of the Series A and the Series B automatically converted into Common Stock. The Company elected to pay accrued dividends on the Series B through January 31, 1996, in shares of Common Stock and the remainder of the accrued dividends from February 1 to March 1, 1996, in the amount of $176,000 in cash. The total number of shares of Common Stock issued upon such conversion and such dividend payment was 6,830,280 shares. All accretion previously accrued was eliminated upon conversion to shares of Common Stock.

Upon the consummation of the IPO, all existing vendor financing commitments terminated.

The Company has obtained a new secured credit facility for $12.0 million of vendor financing which bears interest at the five-year U.S. Treasury rate plus 6.5%. This new credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment.

The Company has obtained a new $5.0 million secured line of credit from a finance company for the purchase of Motorola paging system equipment which bears interest at 1.75% over prime at the time of funding.

Management believes that cash and cash equivalents on hand together with the new secured credit facilities in place, will be sufficient to meet the Company's working capital and capital expenditure needs for the next 12 to 14 months without obtaining additional vendor or other financing. However, in order to fully implement its nationwide expansion strategy on its anticipated schedule, the Company believes it will need to raise additional funds after this period in the form of equity, bank debt, or other debt financing. No assurance can be given that such additional funds will be available on terms acceptable to the Company, if at all. If such additional funds are not obtained within such period, the Company would be required to slow its planned nationwide network expansion, and the failure to obtain such additional funds within such period could have a material adverse effect on the Company. In addition, future acquisitions of paging network assets and licenses may change the Company's capital requirements.

The market price of the Common Stock is likely to be highly volatile. Factors such as delays by the Company in achieving its expansion goals, fluctuations in the Company's operating results, announcements of new services offered by the Company or its competitors, changes in earnings estimates of securities analysts, regulatory changes and general market conditions, among other things, could cause the market price of the Common Stock to fluctuate substantially. Such market fluctuations could adversely affect the market price for the Common Stock.


OTHER MATTERS

On February 8, 1996, the Federal Communications Commission (the "FCC") released a notice of proposed rulemaking (the "NPRM") which, among other things, provided that the FCC would accept no new applications for paging licenses until it adopted an interim licensing procedure to be used during the pendency of the rulemaking procedure. On April 22, 1996, the FCC adopted an Order in which it eased the freeze on the acceptance of applications for licenses for shared paging channels, including the channel primarily utilized by the Company (157.740 MHz). Upon the effective date of the Order, the FCC will permit applications to be filed for new sites on these channels if the applicant certifies that the proposed site is within 40 miles of an operating transmission site which was licensed to the same applicant on the same channel prior to February 8, 1996. This licensing procedure will remain in effect until final licensing rules are adopted in the rulemaking.

                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

   Effective in February 1996, prior to the IPO, the stockholders of the Company, acting by unanimous consent in lieu of the Company's 1996 annual meeting, unanimously approved the following matters:

      1. amendment and restatement of the Company's Certificate of Incorporation

      2. amendment of the Company's bylaws to provide for a classified Board of Directors

      3.   election of the following persons to serve as directors:
                    Mark H. Dunaway
                    Michael J. Saner
                    Robert Van Degna
                    Jeffrey H. Schutz
                    William H. Bang
                    Ronald W. White

      4. amendment of the Company's June 21, 1995 Purchase Agreement and Stockholders' Agreement

      5. the Company's 1995 Stock Option Plan, 1995 Stock Option Plan as amended, 1995 Employee Stock Purchase Plan and 1995 Non-Employee Directors' Restricted Stock Award Plan

      6.   the Company's Indemnification Agreement for Directors


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:


         Exhibit
         Number   Description of Exhibits
         -------  -----------------------

           3.2    Bylaws of the Company, as amended
           10     Letter Confirming Line of Credit with Associates Capital
                  Services Corporation
           11     Computation of Pro Forma Net Loss Per Share
           27     Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K:

         The registrant did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PREFERRED NETWORKS, INC.




Date: May 2, 1996                    By: /s/ Mark H. Dunaway
                                        ----------------------------
                                        Mark H. Dunaway
                                        Chief Executive Officer




Date: May 2, 1996                    By: /s/ Michael J. Saner
                                        ----------------------------
                                        Michael J. Saner
                                        President




Date: May 2, 1996                    By: /s/ Kim Smith Hughes
                                        ----------------------------
                                        Kim Smith Hughes
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                               INDEX TO EXHIBITS




    EXHIBIT                                                     SEQUENTIALLY
    NUMBER               DESCRIPTION                           NUMBERED PAGE
    -------              -----------                           -------------

     3.2     Bylaws of the Company, as amended

     10      Letter Confirming Line of Credit with Associates
                     Capital Services Corporation

     11      Computation of Pro Forma Net Loss per Share

     27      Financial Data Schedule (for SEC use only)