Form 10-Q/A
period 1996-03-31
PREFERRED NETWORKS INC
filed 1996-08-14
CIK 893335

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


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

                             INDEX TO FORM 10-Q/A




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



This Form 10-Q is being amended to reflect corrected and additional net loss per share information. See pages 4, 8, and 11 and Exhibits 11.1, 11.2 and 11.3

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

                            PREFERRED NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                               1996            1995
                                                                           ------------    ------------
Revenues
   Pager airtime ........................................................   $ 1,299,196    $   648,232
   Pager sales ..........................................................     1,036,380        661,246
   Maintenance and other ................................................        32,957         22,517
                                                                            -----------    -----------
                                                                              2,368,533      1,331,995

Costs of revenues
   Pager airtime ........................................................       741,559        311,758
   Pager sales ..........................................................     1,360,999        832,366
                                                                            -----------    -----------
                                                                                265,975        187,871
Selling, general and administrative expenses ............................     1,459,711        471,856
Depreciation and amortization ...........................................       363,376        145,114
                                                                            -----------    -----------
      Operating loss ....................................................    (1,557,112)      (429,099)
Interest expense ........................................................       141,945         77,708
Interest income .........................................................       198,297             17
                                                                            -----------    -----------
      Net loss ..........................................................    (1,500,760)      (506,790)

Accretion of Series A and Series B Redeemable Convertible
   Preferred Stock ......................................................    (1,121,316)         --
Series B Redeemable Convertible Preferred Stock dividend
   requirements .........................................................      (353,651)         --
                                                                            -----------    -----------

   Net loss attributable to Common Stock ................................   $(2,975,727)   $  (506,790)
                                                                            ===========    ===========

Pro forma net loss per share of Common Stock ............................   $      (.13)   $      (.05)
                                                                            ===========    ===========

Weighted average number of common shares used in calculating
   pro forma net loss per share of Common Stock .........................    11,459,376     10,013,901
                                                                            ===========    ===========
Historical net loss per share of Common Stock............................   $      (.19)   $      (.06)
                                                                            ===========    ===========
Weighted average number of common shares used in calculating historical
   net loss for share of Common Stock....................................    10,858,366      9,158,409
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


6. LOSS PER SHARE

   Pro forma net loss per share for periods prior to the IPO was computed by dividing net loss by the weighted average number of shares of Common Stock outstanding after giving retroactive effect to the mandatory conversion of the Series A and the Series B into Common Stock, and the related accrued dividends on the Series B through January 31, 1996, paid in shares of Common Stock, which occurred upon the consummation of the IPO, plus cheap stock as defined below. Pro forma net loss per share for periods ending after the IPO is calculated as the sum of pro forma net loss per share for the period from January 1, 1996 until the March 1, 1996 IPO closing date plus historical net loss per share from the IPO until March 31, 1996.

   Historical net loss per share was computed using the requirements of Accounting Principles Board Opinion No. 15 and SEC Staff Accounting Bulletin No. 83 and as such equals the net loss increased by the portion of accretion of the Series A which relates to shares which are not considered as cheap stock, as defined below, and the dividends on Series B divided by the weighted average number of shares of Common Stock outstanding, plus cheap stock as defined below, up until the March 1, 1996 closing date of the IPO. The calculation excludes any antidilutive shares
   during the period, other than cheap stock.   After the IPO, historical and
   pro forma net loss per share are identical and hence pro forma disclosures are not included after the IPO. Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per share does not equal the year-to-date loss per share due to the stock transactions in March 1996. See note 4.

   Pursuant to SEC Staff Accounting Bulletin No. 83, common stock and common stock equivalents (including preferred stock) issued at prices equal to or below the IPO price per share ("cheap stock") during the twelve month period immediately preceding the initial filing date of the Company's registration statement for the IPO have been included as if outstanding for all periods presented, up until the March 1, 1996 closing date of the IPO (using the treasury stock method at the IPO price) even though the effect is to reduce the loss per share. A portion of the Series A, all of the Series B and certain of the stock options and warrants have been treated as cheap stock.

   Supplemental loss per common share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods assuming the same number of shares outstanding as described above, and also considering the reduction in interest expense from the repayment of long term debt of $5.6 million with proceeds of the IPO, as if such shares had been issued and repayment had occurred at the beginning of the period or later if the debt was not outstanding the entire period. The computations of supplemental loss per share for the three months ended March 31, 1996 are ($.18) for historical and ($.12) for pro forma.

   Retroactive restatement has been made to all share, weighted average shares and all loss per share calculations for the stock splits effected in January 1996.

   The computation of fully diluted and historical net loss per share of Common Stock was antidilutive in each of the periods presented; therefore the amounts reported for primary and fully diluted are the same.

   The unaudited pro forma net loss per share and the unaudited pro forma supplemental net loss per share for 1995 as presented in the Company's registration statement for its IPO should have been ($.29) and ($.25), respectively, rather than ($.72) and ($.69), respectively as reported therein.

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

The historical net loss per share of Common Stock for the three months ended March 31, 1996 increased to ($.19) from ($.06) for the same three month period in 1995, and the pro forma net loss per share of Common Stock increased to ($.13) in 1996 from ($.05) in 1995 for the same three month periods. The increased losses per share result primarily from the additional losses of the Company for the reasons described above.


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


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:


         Exhibit
         Number   Description of Exhibits
         -------  -----------------------

           3.2    Bylaws of the Company, as amended
           10 Letter Confirming Line of Credit with Associates Capital Services Corporation

           11.1   Computation of Pro Forma Net Loss Per Share
           11.2   Computation of Historical Net Loss Per Share
           11.3 Computation of Supplemental Pro Forma and Supplemental Historical Net Loss Per Share

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



                                     PREFERRED NETWORKS, INC.





Date: August 14, 1996                By: /s/ Mark H. Dunaway

                                        ----------------------------
                                        Mark H. Dunaway
                                        Chief Executive Officer





Date: August 14, 1996                By: /s/ Michael J. Saner

                                        ----------------------------
                                        Michael J. Saner
                                        President





Date: August 14, 1996                By: /s/ Kim Smith Hughes

                                        ----------------------------
                                        Kim Smith Hughes
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                               INDEX TO EXHIBITS


    EXHIBIT                                                     SEQUENTIALLY
    NUMBER               DESCRIPTION                           NUMBERED PAGE
    -------              -----------                           -------------
     3.2     Bylaws of the Company, as amended

     10      Letter Confirming Line of Credit with Associates
                     Capital Services Corporation

     11.1    Computation of Pro Forma Net Loss per Share

     11.2    Computation of Historical Net Loss per Share

     11.3    Computation of Supplemental Pro Forma and
                     Supplemental Historical Net Loss per
                     Share

     27      Financial Data Schedule (for SEC use only)