Form 10-Q
period 1996-06-30
PREFERRED NETWORKS INC
filed 1996-08-14
CIK 893335

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

   For the transition period from                  to
                                  ----------------    ----------------

                        Commission File Number: 0-27658

                            PREFERRED NETWORKS, INC.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                    58-1954892
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

                                            Yes   X                 No
                                                 ---                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,426,576 shares of common stock, par value $.0001, as of August 13, 1996.

                            PREFERRED NETWORKS, INC.

                               INDEX TO FORM 10-Q



                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets, June 30, 1996 (Unaudited)
                    and December 31, 1995                                                             3

                 Condensed Consolidated Statements of Operations for the
                    three months and six months ended June 30, 1996 and 1995 (Unaudited)              4

                 Condensed Consolidated Statement of Changes in Stockholders' Equity
                    (Deficit) for the six months ended June 30, 1996 (Unaudited)                      5

                 Condensed Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1996 and 1995 (Unaudited)                               6

                 Notes to Condensed Consolidated Financial Statements (Unaudited)                     7


  Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                            10



PART II.         OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                           15

  Signatures                                                                                          16


                            PREFERRED NETWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,       December 31,
                                                                                                1996            1995
                                                                                            -----------     -------------
                                                                                            (Unaudited)
                                                          ASSETS
Current assets
     Cash and cash equivalents . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . .  $28,941,156    $  9,311,379
     Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      879,195         923,890
     Receivables from related parties . . . . . . . . . . . . . . . . . . . . . . . . . . .       40,512          66,425
     Pager inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,419,911       1,068,970
     Prepaid expenses and other current assets    . . . . . . . . . . . . . . . . . . . . .      305,091         386,648
                                                                                             -----------    ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31,585,865      11,757,312
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,205,189       6,885,022
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,873,720       1,403,385
                                                                                             -----------    ------------
                                                                                             $46,664,774    $ 20,045,719
                                                                                             ===========    ============

                                   LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK,
                                            AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,503,731    $    292,073
     Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        149,062         341,604
     Payables to related parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,650             500
     Accrued salaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        561,877         145,924
     Current portion of notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .          6,358       2,605,627
                                                                                             -----------    ------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,224,678       3,385,728
Notes payable, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,561,339       2,807,398

Series A Redeemable Convertible Preferred Stock, $.01 par value,
     $11 per share minimum redemption price; 159,377 shares
     authorized in 1995; 159,377 shares issued and outstanding in 1995  . . . . . . . . .         --           2,437,890

Series B Redeemable Convertible Preferred Stock, $.01 par value,
     $1,000 per share minimum redemption price; 21,000 shares
     authorized in 1995; 16,565 shares issued and outstanding in 1995 . . . . . . . . . .        --           19,220,921
                                                                                             -----------    ------------
          Total liabilities and Redeemable Convertible Preferred Stock  . . . . . . . . .      4,786,017      27,851,937

Stockholders' equity (deficit)
     Preferred stock, $.01 par value, 5,000,000 and 319,623 shares authorized in 1996 and 1995, respectively; none issued or
          outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --               --
     Common stock, $.0001 par value, 70,000,000 shares authorized,
          14,422,576 and 4,138,496 shares issued and outstanding in
          1996 and 1995, respectively . . . . . . . . . . . . . . . . . . . . . . . . . .          1,443             414
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50,387,612       1,013,981
     Accretion on Series A and Series B Redeemable Convertible
          Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (3,289,003)
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,510,298)     (5,531,610)
                                                                                             -----------    ------------
                                                                                              41,878,757      (7,806,218)
                                                                                             -----------    ------------
                                                                                             $46,664,774    $ 20,045,719
                                                                                             ===========    ============



           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       Three months ended              Six months ended
                                                                            June 30,                       June 30,
                                                                   ---------------------------      --------------------------
                                                                       1996            1995            1996            1995
                                                                   ------------      ---------      ----------     -----------
Revenues
     Pager airtime  . . . . . . . . . . . . . . . . . . . . . .    $  1,444,850     $  744,483     $ 2,744,046     $ 1,392,715
     Pager sales  . . . . . . . . . . . . . . . . . . . . . . .       1,049,797        861,189       2,086,177       1,522,435
     Maintenance and other  . . . . . . . . . . . . . . . . . .           --            45,896          32,957          68,413
                                                                   ------------     ----------     -----------     -----------
                                                                      2,494,647      1,651,568       4,863,180       2,983,563

Costs of revenues
     Pager airtime  . . . . . . . . . . . . . . . . . . . . . .         946,521        341,943       1,688,080         653,701
     Pager sales  . . . . . . . . . . . . . . . . . . . . . . .       1,307,720      1,052,000       2,668,719       1,884,366
                                                                   ------------     ---------      ----------      -----------
                                                                        240,406        257,625         506,381         445,496
Selling, general and administrative expenses  . . . . . . . . .       1,680,135        556,116       3,139,846       1,027,972
Depreciation and amortization . . . . . . . . . . . . . . . . .         399,325        148,289         762,701         293,403
                                                                   ------------     ---------      ----------      -----------
          Operating loss  . . . . . . . . . . . . . . . . . . .      (1,839,054)      (446,780)     (3,396,166)       (875,879)
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .          13,237         77,346         155,182         155,054
Interest income . . . . . . . . . . . . . . . . . . . . . . . .         374,363          2,419         572,660           2,436
                                                                   ------------     ---------      ----------      -----------
          Net loss  . . . . . . . . . . . . . . . . . . . . . .      (1,477,928)      (521,707)     (2,978,688)     (1,028,497)

Accretion of Series A and Series B Redeemable Convertible
     Preferred Stock  . . . . . . . . . . . . . . . . . . . . .          --             (7,342)     (1,121,316)         (7,342)
Series B Redeemable Convertible Preferred
     Stock dividend requirements  . . . . . . . . . . . . . . .          --            (49,014)       (353,651)        (49,014)
                                                                   -----------      ----------     -----------     -----------
          Net loss attributable to Common Stock . . . . . . . .    $(1,477,928)     $ (578,063)    $(4,453,655)    $(1,084,853)
                                                                   ===========      ==========     ===========     ===========

Pro forma net loss per share of Common Stock  . . . . . . . . .                     $     (.05)    $      (.23)    $      (.10)
                                                                                    ==========     ===========     ===========
Weighted average number of common shares
     used in calculating pro forma net loss per
     share of Common Stock  . . . . . . . . . . . . . . . . . .                     10,013,901      12,938,554      10,013,901
                                                                                    ==========     ===========     ===========

Historical net loss per share of Common Stock . . . . . . . . .    $      (.10)     $     (.06)    $      (.28)    $      (.12)
                                                                   ===========      ==========     ===========     ===========
Weighted average number of common shares
     used in calculating historical net loss per share of
     Common Stock . . . . . . . . . . . . . . . . . . . . . . .     14,417,732       9,237,071      12,679,831       9,197,740
                                                                   ===========      ==========     ===========     ===========




           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                       IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                                                  Accretion of
                                                                   Redeemable
                                                   Additional      Convertible
                                       Common       Paid-in        Preferred       Accumulated
                                       Stock        Capital          Stock          (Deficit)         Total
                                      --------    -----------     -------------   --------------   ------------
Balance at December 31, 1995  . . .   $   414      $1,013,981     $(3,289,003)    $(5,531,610)     $(7,806,218)

     Accretion of Series A and
         Series B Redeemable
         Convertible Preferred
         Stock  . . . . . . . . . .        --          --          (1,121,316)         --           (1,121,316)

     Dividends on Series B
         Redeemable Convertible
         Preferred Stock  . . . . .        --        (353,651)         --              --             (353,651)

     Issuance of Common Stock
          upon Initial Public
          Offering  . . . . . . . .       345      31,160,364          --              --           31,160,709

     Conversion of Series A and
         Series B Redeemable
         Convertible Preferred
         Stock  . . . . . . . . . .       683      18,546,627       4,410,319          --           22,957,629

     Issuance of 5,800 shares of
          Common Stock upon
          exercise of stock
          options . . . . . . . . .         1           5,625          --              --                5,626

     Non-cash stock option
         compensation . . . . . . .        --          14,666          --              --               14,666

     Net loss . . . . . . . . . . .        --          --              --          (2,978,688)      (2,978,688)
                                      -------     -----------     -----------     -----------      -----------
Balance at June 30, 1996  . . . . .    $1,443     $50,387,612     $    --         $(8,510,298)     $41,878,757
                                      =======     ===========     ===========     ===========      ===========



           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             Six months ended June 30,
                                                                           -----------------------------
                                                                               1996             1995
                                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (2,978,688)    $ (1,028,497)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . .       762,701          293,403
     Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . .       101,087           46,762
     Stock option compensation expense  . . . . . . . . . . . . . . . . .        14,666           --
     Changes in operating assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . . . . . . . .       (56,392)        (140,085)
          Receivables from related parties  . . . . . . . . . . . . . . .        25,913           --
          Pager inventory . . . . . . . . . . . . . . . . . . . . . . . .      (350,941)         102,328
          Prepaid expenses and other assets . . . . . . . . . . . . . . .        81,557          (18,064)
          Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .     1,211,658         (139,365)
          Payables to related parties . . . . . . . . . . . . . . . . . .         3,150           --
          Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .      (192,542)         (17,793)
          Accrued salaries  . . . . . . . . . . . . . . . . . . . . . . .       415,953           --
                                                                           ------------     ------------
Net cash used in operating activities . . . . . . . . . . . . . . . . . .      (961,878)        (901,311)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment  . . . . . . . . . . . . . . . . . . . . . . . . .    (3,076,367)        (363,923)
Purchases of other assets . . . . . . . . . . . . . . . . . . . . . . . .    (1,573,848)        (136,728)
                                                                           ------------     ------------
Net cash used in investing activities . . . . . . . . . . . . . . . . . .    (4,650,215)        (500,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings  . . . . . . . . . . . . . . . . . . . . . . . .        --            1,099,608
Payments of borrowings  . . . . . . . . . . . . . . . . . . . . . . . . .    (5,748,316)      (1,016,295)
Issuance of Redeemable Convertible Preferred Stock  . . . . . . . . . . .        --           16,055,972
Net proceeds from initial public offering of Common Stock . . . . . . . .    31,160,709           --
Payment of Redeemable Convertible Preferred Stock dividends . . . . . . .      (176,149)          --
Issuance of Common Stock warrants . . . . . . . . . . . . . . . . . . . .        --                3,774
Issuance of Common Stock upon exercise of stock options . . . . . . . . .         5,626           --
                                                                           ------------     ------------
Net cash provided by financing activities . . . . . . . . . . . . . . . .    25,241,870       16,143,059
                                                                           ------------     ------------
Net increase in cash and cash equivalents . . . . . . . . . . . . . . . .    19,629,777       14,741,097
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .     9,311,379          221,255
                                                                           ------------     ------------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .   $28,941,156     $ 14,962,352
                                                                           ============     ============


           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


1.       THE COMPANY

         Preferred Networks, Inc. (the "Company") commenced operations in July 1991 and is a carrier's carrier of exclusively wholesale one-way paging network services. The Company's networks are currently operational in the Southeast, Mid-Atlantic and Northeast regions, and the Company plans to expand its operations on a nationwide basis to provide local and regional paging services, primarily on a common frequency, in the 50 largest U.S. metropolitan markets and adjacent areas. The Company's customers are organizations that offer the Company's network services to their subscribers, including existing paging carriers and resellers of paging services. As a carrier's carrier, the Company does not market paging services directly to end users and therefore does not compete with its customers.

         The Company has formed wholly-owned subsidiaries to execute certain business transactions. All significant intercompany activity has been eliminated.

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

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the six months ended June 30, 1996 and 1995, were approximately $111,000 and $185,000, respectively. There were no significant federal or state income taxes paid or refunded for the six months ended June 30, 1996 and 1995.

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

                            PREFERRED NETWORKS, INC.

                                  (UNAUDITED)


4.       INITIAL PUBLIC OFFERING (IPO) - CONTINUED

         A portion of the proceeds of the IPO were used to repay all debt then outstanding.

5.       LOAN AGREEMENTS

         All existing loan agreements were terminated and outstanding balances repaid in March 1996, with funds received from the IPO.

         In January 1996, the Company entered into a $12 million line of credit with an equipment manufacturer, effective upon consummation of the IPO. Debt outstanding under this agreement bears interest at the five-year U.S. Treasury rate plus 6.5%, is payable in various monthly installments of principal and interest with maturity dates through 2001 and is secured by paging equipment. At June 30, 1996, borrowings were $1.9 million at 12.10% under this facility.

         In March 1996, the Company entered into a $5 million line of credit with a finance company. Interest on debt outstanding under this agreement is based upon the prime rate plus 1.75%. This facility is payable in various monthly installments of principal and interest, with maturity dates through 2001. Borrowings under this agreement are secured by paging equipment. At June 30, 1996, borrowings were $689,000 at 11% under this facility.

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

         Supplemental loss per common share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods assuming the same number of shares outstanding as described above, and also considering the reduction in interest expense from the repayment of long term debt of $5.6 million with proceeds of the IPO, as if such shares had been issued and repayment had occurred at the beginning of the period or later if the debt was not outstanding the entire period. The computations of supplemental loss per share for the six months ended June 30, 1996 are ($.22) for historical and ($.27) for pro forma.

         Retroactive restatement has been made to all share, weighted average shares and all loss per share calculations for the stock splits effected in January 1996.

         The computation of fully diluted and historical net loss per share of Common Stock was antidilutive in each of the periods presented; therefore the amounts reported for primary and fully diluted are the same.

                            PREFERRED NETWORKS, INC.

                                  (UNAUDITED)

6.    LOSS PER SHARE (Continued)

         The unaudited pro forma net loss per share and the unaudited pro forma supplemental net loss per share for 1995 as presented in the Company's registration statement for the IPO should have been ($.29) and ($.25), respectively, rather than ($.72) and ($.69), respectively, as reported therein. The unaudited pro forma net loss per share, historical net loss per share, pro forma supplemental net loss per share and historical supplemental net loss per share for the three months ended March 31, 1996 were ($.13), ($.19), ($.12) and ($.18), respectively.

7.       ACQUISITION

         In June 1996, the Company signed a definitive agreement to purchase substantially all the assets of Big Apple Paging Corporation ("Big Apple") for $2.6 million in stock and cash, subject to certain adjustments and possible additional consideration. Big Apple, a reseller, presently serves approximately 27,200 paging subscribers in the New Jersey, New York and Southern Connecticut markets. The acquisition is subject to Federal Communications Commission ("FCC") approval and is expected to close in 1996. Prior to closing, the Company will provide certain services to Big Apple under an agency agreement.

8.       SUBSEQUENT EVENTS

         In July 1996, the Company acquired in a merger the stock of Paging Services, Inc. for $500,000 in stock and $250,000 in cash. Paging Services, Inc. operates as a repair, maintenance and installation services and equipment sales company for paging carriers.

         In August 1996, the Company entered into a $20 million revolving credit facility with a financial institution, the majority of which will be used to finance paging network acquisitions and capital expenditures. The outstanding balance under this facility bears interest at a rate of prime plus 1% or at a rate of LIBOR plus 3.75%, at the Company's option. Interest only is payable monthly in arrears with the entire principal due in full in August 1998. Borrowings under this facility and the other two credit facilities will be secured by substantially all the assets of the Company. This new credit facility contains various conditions, financial covenants and restrictions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Throughout this section, the Company makes reference to "EBITDA" which represents earnings before interest expense, interest income, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the telecommunications industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles ("GAAP")), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity.

The following table presents certain items in the Consolidated Statements of Operations as a percentage of total revenues for the three months and six months ended June 30, 1996 and 1995, respectively.


                                           Three Months Ended June 30,         Six Months Ended June 30,
                                           ---------------------------         ------------------------
                                               1996         1995                  1996         1995
                                               ----         ----                  ----         ----
Revenues
     Pager airtime                              57.9%        45.1%                 56.4%        46.7%
     Pager sales                                42.1         52.1                  42.9         51.0
     Maintenance and other                       --           2.8                    .7          2.3
                                               -----        -----                 -----        -----
                                               100.0        100.0                 100.0        100.0
Cost of revenues
     Pager airtime                              37.9         20.7                  34.7         21.9
     Pager sales                                52.5         63.7                  54.9         63.2
                                               -----        -----                 -----        -----
                                                 9.6         15.6                  10.4         14.9

Selling, general & administrative               67.3         33.7                  64.5         34.5
Depreciation and amortization                   16.0          9.0                  15.7          9.8
                                               -----        -----                 -----        -----
               Operating loss                  (73.7)       (27.1)                (69.8)       (29.4)
Interest expense                                  .5          4.7                   3.2          5.2
Interest income                                 15.0          0.2                  11.8          0.1
                                               -----        -----                 -----        -----
               Net loss                        (59.2)%      (31.6)%               (61.2)%      (34.5)%
                                               =====        =====                 =====        =====
EBITDA                                         (57.7)%      (18.1)%               (54.2)%      (19.5)%


The table below provides information about the Company's units in service by customer type and average revenue per unit ("ARPU") for the six months ended June 30. ARPU is calculated by dividing pager airtime revenues for the month by the total units in service at month end. ARPU for periods greater than one month equals the average of the monthly ARPUs during the period.

                                                                                Percentage
                                                                            Increase (Decrease)
                                                                           for the Twelve Month
                                                  June 30,                period ended June 30,
                                                  --------                ---------------------
                                               1996         1995            1996         1995
                                               ----         ----            ----         ----
Units in service
     Reseller units                           143,273       74,071           93.4%        58.3%
     Co-location/interconnection units         45,228       11,632          288.8%          --
                                              -------       ------
               Total                          188,501       85,703          120.0%        83.2%

Units under agency agreement                   27,205           --             --           --
                                              -------       ------
               Total Units                    215,706       85,703          151.7%        83.2%
                                              =======       ======
ARPU                                          $  2.60       $ 3.09         (15.9)%        (8.6%)


                             RESULTS OF OPERATIONS

Total revenues increased $843,000 or 51.0%, to $2.5 million for the three-month period ended June 30, 1996, from $1.7 million for the three-month period ended June 30, 1995. Total revenues increased $1.9 million, or 63.0%, to $4.9 million for the six-month period ended June 30, 1996, from $3.0 million for the six-month period ended June 30, 1995. Total units in service increased by 102,798 , or 120.0%, to 188,501 at June 30, 1996, from 85,703 at June 30, 1995.

Revenues from pager airtime increased by $700,000, or 94.1%, to $1.4 million for the three-month period ended June 30, 1996, from $744,000 for the three-month period ended June 30, 1995. Revenues from pager airtime increased by $1.4 million, or 97.0%, to $2.7 million for the six-month period ended June 30, 1996, from $1.4 million for the six-month period ended June 30, 1995. The increase in revenues was attributable to the growth in units in service and the associated recurring revenue stream, which resulted from approximately 30,000 units from new reseller agreements negotiated after the purchase of certain network assets from BellSouth Telecommunications, Inc., expansion into new markets (Philadelphia, Pittsburgh, Orlando, Jacksonville, Miami, Columbia, Savannah, and Knoxville) and the continued growth in existing markets. The growth in units in service was offset in part by declining ARPU due to a change in the mix of customer type and to a lesser extent, unit volume and airtime usage discounts. Co-location and interconnection customers generate lower ARPU to the Company because certain operating expenses customarily incurred by the Company are borne by the customer. The ARPU was also lower on the units in service on certain purchased network assets due to generally fewer paging service features available on those networks.

Revenues from pager sales increased $189,000, or 21.9%, to $1.0 million for the three-month period ended June 30, 1996, from $ 861,000 for the three-month period ended June 30, 1995. Revenues from pager sales increased $564,000, or 37.0%, to $2.1 million for the six-month period ended June 30, 1996, from $1.5 million for the six-month period ended June 30, 1995. The increase in the number of pagers sold was attributable to continued expansion in existing markets and expansion into new markets. In addition, the average selling price per pager declined as a result of competitive pricing in the industry and the Company's marketing programs to attract resellers to its networks.

Cost of pager airtime increased by $604,000, or 177%, to $946,000 for the three-month period ended June 30, 1996, from $342,000 for the three-month period ended June 30, 1995. Cost of pager airtime increased by $1.0 million, or 158%, to $1.7 million for the six-month period ended June 30, 1996, from $654,000 for the six-month period ended June 30, 1995. The increase was primarily attributable to the expansion into new markets and the increased number of units in service. Cost of pager airtime as a percentage of pager airtime revenue was 65.5% and 61.5 % for the three-month and six-month periods ended June 30, 1996, respectively, compared to 45.9% and 46.9% for the three-month and six-month periods ended June 30, 1995, reflecting the expansion into new markets and the higher cost of airtime per unit during the start up period (i.e., telephone costs and transmission site rental) due to fewer units in service in those new markets.

Cost of pager sales increased by $256,000, or 24.3%, to $1.3 million for the three-month period ended June 30, 1996, from $1.1 million for the three-month period ended June 30, 1995. Cost of pager sales increased by $784,000, or 41.6%, to $2.7 million for the six-month period ended June 30, 1996, from $1.9 million for the six-month period ended June 30, 1995. The increase was due to the increased number of pagers sold, offset in part by the decreasing cost to the Company of purchasing pagers. Cost as a percentage of pager sales was 124.6% and 127.9% for the three-month and six-month periods ended June 30, 1996, compared to 122.2% and 123.8% for the three-month and six-month periods ended June 30, 1995, reflecting the Company's marketing programs to attract customers to its networks and the competitive nature of pricing in the industry.

Selling, general and administrative expenses increased by $1.1 million, or 202.1%, to $1.7 million for the three-month period ended June 30, 1996, from $556,000 for the three-month period ended June 30, 1995, and increased as a percentage of total revenues to 67.3% for the three-month period ended June 30, 1996, from 33.7% for the three-month period ended June 30, 1995. Selling, general and administrative expenses increased by $2.1 million, or 205.4%, to $3.1 million for the six-month period ended June 30, 1996, from $1.0 million for the six-month period ended June 30, 1995, and increased as a percentage of total revenues to 64.5% for the six-month period ended June 30, 1996, from 34.5% for the six-month period ended June 30, 1995. The additional costs primarily reflect additional sales and administrative personnel to attract and support the increasing number of customers and expansion into new markets.

Depreciation and amortization increased by $251,000, or 169.3%, to $399,000 for the three-month period ended June 30, 1996, from $148,000 for the three-month period ended June 30, 1995. Depreciation and amortization increased by $469,000, or 159.9%, to $763,000 for the six-month period ended June 30, 1996, from $293,000 for the six-month period ended June 30, 1995. The increases were primarily due to additional assets being put in service resulting from expansion into new markets. Depreciation and amortization increased as a percentage of total revenues to 16.0% and 15.7% for the three-month and six-month periods ended June 30, 1996, from 9.0% and 9.8% for the three-month and six- month periods ended June 30, 1995.

Interest expense decreased $64,000, or 82.9%, to $13,000 for the three-month period ended June 30, 1996, from $77,000 for the three-month period ended June 30, 1995, due to the repayment of all outstanding loan balances in March 1996 with funds received from the IPO. Interest expense remained flat at $155,000 for the six-month periods ended June 30, 1996, and June 30, 1995, due to an increase in the current year's first quarter expense as compared to 1995's first quarter. This increase was primarily due to the ongoing financing of assets purchased for expansion into new markets and those markets beginning commercial operation. While markets are under construction, the interest associated with the financing of the network assets in those markets is capitalized. The amount of interest capitalized for the three-month and six-month periods ended June 30, 1996, was $22,000 and $46,000 compared to $15,000 and $29,000 capitalized during the same periods in 1995. The average level of indebtedness outstanding during the three-month and six-month periods ended June 30, 1996, was approximately $1.4 million and $2.7 million compared to approximately $3.4 million and $3.2 million outstanding during the three-month and six-month periods ended June 30, 1995. All outstanding debt was repaid with a portion of the proceeds of the IPO in March 1996. Subsequent to that date, the Company has borrowed $2.6 million to finance its equipment purchases.

Interest income increased to $374,000 for the three-month period ended June 30, 1996, from $2,000 for the three-month period ended June 30, 1995. Interest income increased to $573,000 for the six-month period ended June 30, 1996, from $2,000 for the six-month period ended June 30, 1995. The increase represents interest income from the investment of the remainder of funds received from the sale of the Series B, which was consummated in June 1995, and the net proceeds of the IPO, which was consummated in March 1996.

Net loss for the three-month period ended June 30, 1996, as compared with the three-month period ended June 30, 1995, increased to $1.5 million from $522,000. Net loss for the six-month period ended June 30, 1996, as compared with the six-month period ended June 30, 1995, increased to $3.0 million from $1.0 million. The increases were primarily due to losses incurred due to sales of pagers below cost and substantial increases in selling, general and administrative expenses, as described above. The Company expects to incur start up losses when entering a new market until sufficient subscribers utilize the Company's network in that market. Due to the Company's rapid expansion strategy, consolidated net losses are expected for at least the next three years.

The historical net loss per share of Common Stock for the three months ended June 30, 1996 increased to ($.10) from ($.06) for the same three month period ended in 1995. The increased losses per share result primarily from the additional losses of the Company for the reasons described above. The increase in net loss and pro forma net loss per share for the six months period ended June 30, 1996 as compared to the six months period ended June 30, 1995 is due to the same reason, offset by an increase in the number of shares used in both the pro forma and historical calculations for the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's expansion strategy will continue to require substantial funds to finance the expansion of existing operations, the expansion into new markets as part of the nationwide build-out of its networks, the purchase of network assets and related FCC licenses, capital expenditures, debt service and general corporate purposes.

The Company's net cash used in operations was $962,000 for the six-month period ended June 30, 1996, as compared to $901,000 for the six-month period ended June 30, 1995. The increase in net cash used in operations was due primarily to the Company's increased net loss and increase in pager inventory, offset by the timing of payments of accounts payable.

Capital expenditures were $6.0 million for the six months ended June 30, 1996, compared to $364,000 for the comparable period in 1995 reflecting the rapid expansion of the Company's networks. As of June 30, 1996, the Company was constructing networks in 18 new markets, including Technical Control Centers
(TCCs) in Illinois and Michigan and network expansions into New York, Chicago, Boston, Richmond, Raleigh/Durham, Charlotte, Orlando, Tampa, Jacksonville, Gainesville, Albany, Mid-Hudson Valley, Rochester, Hartford, Miami, Detroit, Cleveland, and Cincinnati. The Company anticipates making capital expenditures of approximately $40.0 million during 1996 and 1997 (at least $10.0 million of which will be paid from the net proceeds of the IPO) related to the nationwide expansion of its networks, including purchases of network assets and related equipment.

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

The Company has a secured credit facility for $12.0 million of vendor financing which bears interest at the five-year U.S. Treasury rate plus 6.5%. This new credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment.

The Company also has a $5.0 million secured line of credit from a finance company for the purchase of Motorola paging system equipment which bears interest at 1.75% over prime at the time of funding.

In August 1996, the Company entered into a $20 million revolving credit facility with a financial institution, the majority of which is to be used to finance paging network acquisitions and capital expenditures. The outstanding balance under this facility bears interest at a rate of prime plus 1% or at a rate of LIBOR plus 3.75%, at the Company's option. Interest only is payable monthly in arrears with the entire principal due in full in August 1998. Borrowings under this facility and the other two credit facilities will be secured by substantially all the assets of the Company. This new credit facility contains various conditions, financial covenants and restrictions.

Management believes that cash and cash equivalents on hand together with the new secured credit facilities in place, will be sufficient to meet the Company's working capital and capital expenditure needs for the next 12 months without obtaining additional vendor or other financing. However, in order to fully implement its nationwide expansion strategy on its anticipated schedule, the Company believes it will need to raise additional funds prior to the end of this period in the form of equity, bank debt, or other debt financing. No assurance can be given that such additional funds will be available on terms acceptable to the Company, if at all. If such additional funds are not obtained within such period, the Company would be required to slow its planned nationwide network expansion, and the failure to obtain such additional funds within such period could have a material adverse effect on the Company. In addition, future acquisitions of paging network assets and licenses may change the Company's capital requirements.

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

ACQUISITIONS

In June 1996, the Company signed a definitive agreement to purchase substantially all the assets of Big Apple Paging Corporation ("Big Apple") for $2.6 million in stock and cash, subject to certain adjustments and possible additional consideration. Big Apple, a reseller, presently serves approximately 27,200 paging subscribers in the New Jersey, New York and Southern Connecticut markets. The acquisition is subject to Federal Communications Commission ("FCC") approval and is expected to close in 1996. Prior to closing, the Company will provide certain services to Big Apple under an agency agreement.

In July 1996, the Company acquired in a merger the stock of Paging Services, Inc. for $500,000 in stock and $250,000 in cash. Paging Services, Inc. operates as a repair, maintenance and installation services and equipment sales company for paging carriers.

OTHER MATTERS

On February 8, 1996, the FCC released a notice of proposed rulemaking (the "NPRM") which, among other things, provided that the FCC would accept no new applications for paging licenses until it adopted an interim licensing procedure to be used during the pendency of the rulemaking procedure. On April 22, 1996, the FCC adopted an Order in which it eased the freeze on the acceptance of applications for licenses for shared paging channels, including the channel primarily utilized by the Company (157.740 MHz). Under the Order, the FCC allowed applications to be filed for new sites on these channels if the applicant certifies that the proposed site is within 40 miles of an operating transmission site which was licensed to the same applicant on the same channel prior to February 8, 1996. All paging applications received through July 31, 1996 will be processed under the interim rules where all such applications will be placed on public notice for the applicable period and competing applications will be accepted. Applications received after July 31, 1996 may be affected by the timing of a final order and the transition to new licensing rules. The Company filed for 83 additional licenses within 40 miles of its operating transmission sites prior to July 31.

As a result of the NPRM and the subsequent actions of the FCC noted above, the Company has been forced to modify its prior build-out schedule to install transmitters on an expedited basis in areas where it has needed to protect its license position. These unscheduled installations have delayed and may continue to delay the Company's buildout of certain markets in the Company's planned nationwide expansion.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                 Exhibit
                 Number           Description of Exhibits

                  10.1            Agreement and Plan of
                                  Merger, dated July 3, 1996,
                                  by and among Paging Services,
                                  Inc., Preferred Networks,
                                  Inc., and the shareholders of
                                  Paging Services, Inc.

                  10.2            Credit Agreement dated
                                  August 8, 1996, by and among
                                  Preferred Networks, Inc., PNI
                                  Systems, LLC, and
                                  NationsBank, N.A. (South)

                  11.1            Computation of Pro Forma Net
                                  Loss Per Share


                  11.2            Computation of Historical
                                  Net Loss Per Share

                  11.3            Computation of Supplemental
                                  Pro Forma and Supplemental
                                  Historical Net Loss
                                  Per Share

                  27              Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K:

                 The registrant did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PREFERRED NETWORKS, INC.





Date: August 14, 1996                    By:  /s/ Mark H. Dunaway
                                              --------------------------------
                                              Mark H. Dunaway
                                              Chief Executive Officer





Date: August 14, 1996                    By:  /s/ Michael J. Saner
                                              --------------------------------
                                              Michael J. Saner
                                              President





Date: August 14, 1996                    By:  /s/ Kim Smith Hughes
                                              --------------------------------
                                              Kim Smith Hughes
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT                                                            SEQUENTIALLY
NUMBER                       DESCRIPTION                           NUMBERED PAGE

 10.1 Agreement and Plan of Merger, dated July 3, 1996, by and among Paging Services, Inc., Preferred Networks, Inc., and the shareholders of Paging Services, Inc.

 10.2    Credit Agreement dated August 8, 1996, by and among
         Preferred Networks, Inc., PNI Systems, LLC, and
         NationsBank, N.A. (South)

 11.1    Computation of Pro Forma Net Loss Per Share

 11.2    Computation of Historical Net Loss Per Share

 11.3    Computation of Supplemental Pro Forma and Supplemental
         Historical Net Loss Per Share

 27      Financial Data Schedule (for SEC use only)