Form 10-Q
period 1996-09-30
PREFERRED NETWORKS INC
filed 1996-11-14
CIK 893335

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_____________ to____________


                         Commission File Number: 0-27658

                            PREFERRED NETWORKS, INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                 58-1954892
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification Number)

                       850 Center Way, Norcross, GA 30071
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (770) 582-3500
               (Registrant's telephone number including area code)

              5300 Oakbrook Parkway, Suite 320, Norcross, GA 30093 (Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No
                                        ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,612,897 shares of common stock, par value $.0001, as of November 7, 1996.

                            PREFERRED NETWORKS, INC.



                               INDEX TO FORM 10-Q



                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets, September 30, 1996 (Unaudited)
                  and December 31, 1995                                                          3

                  Condensed Consolidated Statements of Operations for the
                  three months and nine months ended September 30, 1996 and 1995(Unaudited)      4

                  Condensed Consolidated Statement of Changes in Stockholders' Equity
                  (Deficit) for the nine months ended September 30, 1996 (Unaudited)             5

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 1996 and 1995 (Unaudited)                      6

                  Notes to Condensed Consolidated Financial Statements (Unaudited)               7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      10

PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                               15

         Signatures                                                                              16

                            PREFERRED NETWORKS, INC.



                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                         September 30,     December 31,
                                                                                             1996             1995
                                                                                         ------------      ------------
                                                                                          (Unaudited)
                                                        ASSETS
Current assets
   Cash and cash equivalents....................................................         $ 20,883,718      $  9,311,379
   Accounts receivable, net.....................................................            1,738,330           923,890
   Receivables from related parties.............................................               83,030            66,425
   Pager inventory..............................................................            2,033,544         1,068,970
   Prepaid expenses and other current assets....................................              735,412           386,648
                                                                                         ------------      ------------

     Total current assets.......................................................           25,474,034        11,757,312
Property and equipment, net.....................................................           17,467,119         6,885,022
Other assets, net...............................................................            8,065,615         1,403,385
                                                                                         ------------      ------------
                                                                                         $ 51,006,768      $ 20,045,719
                                                                                         ============      ============
                                    LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK,
                                          AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Accounts payable ............................................................          $ 1,845,567       $   292,073
   Accrued liabilities .........................................................            1,540,705           341,604
   Payables to related parties .................................................                 --                 500
   Accrued salaries ............................................................              833,896           145,924
   Current portion of notes payable ............................................              609,138         2,605,627
                                                                                         ------------      ------------

      Total current liabilities ................................................            4,829,306         3,385,728
Notes payable, less current portion ............................................            5,393,601         2,807,398

Series A Redeemable Convertible Preferred Stock, $.01 par value,
   $11 per share minimum redemption price; 159,377 shares
   authorized in 1995; 159,377 shares issued and outstanding in 1995 ...........                 --           2,437,890

Series B Redeemable Convertible Preferred Stock, $.01 par value,
   $1,000 per share minimum redemption price; 21,000 shares
   authorized in 1995; 16,565 shares issued and outstanding in 1995 ............                 --          19,220,921
                                                                                         ------------      ------------

      Total liabilities and Redeemable Convertible Preferred Stock .............           10,222,907        27,851,937

Stockholders' equity (deficit)
   Preferred stock, $.01 par value, 5,000,000 and 319,623 shares authorized in 1996 and 1995, respectively; none issued or
     outstanding ...............................................................                 --                --
   Common stock, $.0001 par value, 70,000,000 shares authorized,
     14,610,997 and 4,138,496 shares issued and outstanding in
     1996 and 1995, respectively ...............................................                1,461               414
   Additional paid-in capital ..................................................           51,800,496         1,013,981
   Accretion on Series A and Series B Redeemable Convertible
     Preferred Stock ...........................................................                 --          (3,289,003)
   Accumulated deficit .........................................................          (11,018,096)       (5,531,610)
                                                                                         ------------      ------------
                                                                                           40,783,861        (7,806,218)
                                                                                         ------------      ------------
                                                                                         $ 51,006,768      $ 20,045,719
                                                                                         ============      ============

           See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three months ended               Nine months ended
                                                                   September 30,                     September 30,
                                                           -----------------------------       -------------------------
                                                               1996             1995              1996            1995
                                                           -------------   -------------       -----------    ----------
Revenues
   Pager airtime ....................................      $  1,553,602    $    983,773    $  4,297,648     $  2,376,488
   Pager sales ......................................         1,239,083       1,005,461       3,325,260        2,527,896
   Maintenance and other ............................           343,264          24,167         376,221           92,580
                                                           ------------    ------------    ------------     ------------
                                                              3,135,949       2,013,401       7,999,129        4,996,964
Costs of revenues
   Pager airtime ....................................         1,210,015         498,336       2,898,095        1,152,037
   Pager sales ......................................         1,651,410       1,310,241       4,320,129        3,194,607
   Other ............................................           119,362            --           119,362             --
                                                           ------------    ------------    ------------     ------------
                                                                155,162         204,824         661,543          650,320

Selling, general and administrative expenses ........         2,321,821         826,775       5,461,667        1,854,747
Depreciation and amortization .......................           635,788         195,701       1,398,489          489,104
                                                           ------------    ------------    ------------     ------------

      Operating loss ................................        (2,802,447)       (817,652)     (6,198,613)      (1,693,531)
Interest expense ....................................            39,273          76,664         194,455          231,718
Interest income .....................................           333,922         217,951         906,582          220,387
                                                           ------------    ------------    ------------     ------------

      Net Loss ......................................        (2,507,798)       (676,365)     (5,486,486)      (1,704,862)

Accretion of Series A and Series B
   Redeemable Convertible Preferred Stock ...........              --           (75,049)     (1,121,316)         (82,391)
Series B Redeemable Convertible Preferred
   Stock dividend requirements ......................              --          (502,517)       (353,651)        (551,531)
                                                           ------------    ------------    ------------     ------------

      Net loss attributable to Common Stock .........      $ (2,507,798)   $ (1,253,931)   $ (6,961,453)    $ (2,338,784)
                                                           ============    ============    ============     ============


Pro forma net loss per share of Common Stock ........                      $       (.07)   $       (.41)    $       (.17)
                                                                           ============    ============     ============

Weighted average number of common shares
   used in calculating pro forma net loss per
   share of Common Stock ............................                        10,013,901      13,452,111       10,013,901
                                                                           ============    ============     ============


Historical net loss per share of Common Stock .......      $       (.17)   $       (.13)   $       (.46)    $       (.25)
                                                           ============    ============    ============     ============


Weighted average number of common shares
   used in calculating historical net loss per
   share of Common Stock ............................        14,479,226       9,158,409      13,251,775        9,158,409
                                                           ============    ============    ============     ============


           See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                               Accretion of
                                                               Redeemable
                                                 Additional    Convertible
                                     Common      Paid-in        Preferred   Accumulated
                                     Stock       Capital         Stock       (Deficit)         Total
                                     -----       -------         -----       ---------         -----
Balance at December 31, 1995 ...   $  414   $  1,013,981    $ (3,289,003)  $ (5,531,610)   $ (7,806,218)

   Accretion of Series A and
       Series B Redeemable
       Convertible Preferred
       Stock ...................     --             --        (1,121,316)          --        (1,121,316)

   Dividends on Series B
       Redeemable Convertible
       Preferred Stock .........     --         (353,651)           --             --          (353,651)

   Issuance of Common Stock
       upon Initial Public
       Offering ................      345     31,152,052            --             --        31,152,397

   Conversion of Series A and
       Series B Redeemable
       Convertible Preferred
       Stock ...................      683     18,546,627       4,410,319           --        22,957,629

   Issuance of 9,800 shares of
       Common Stock upon
       exercise of stock options        1          9,505            --             --             9,506

   Issuance of 184,421 shares of
       Common Stock pursuant
       to acquisitions .........       18      1,409,982            --             --         1,410,000

   Non-cash stock option
       compensation ............     --           22,000            --             --            22,000

   Net loss ....................     --             --              --       (5,486,486)     (5,486,486)
                                   ------   ------------    ------------   ------------    ------------

Balance at September 30, 1996 ..   $1,461   $ 51,800,496    $       --     $(11,018,096)   $ 40,783,861
                                   ======   ============    ============   ============    ============


           See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Nine months ended September 30,
                                                                                          -------------------------------
                                                                                             1996                1995
                                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .......................................................................          $(5,486,486)      $(1,704,862)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization ................................................            1,398,489           489,104
  Bad debt expense .............................................................              164,287            88,742
  Stock option compensation expense ............................................               22,000              --
  Changes in operating assets and liabilities:
    Accounts receivable ........................................................             (978,727)         (348,781)
    Receivables from related parties ...........................................              (16,605)           (1,095)
    Pager inventory ............................................................             (964,574)         (383,332)
    Prepaid expenses and other assets ..........................................             (348,764)          (36,393)
    Accounts payable ...........................................................            1,553,494           307,240
    Payables to related parties ................................................                 (500)           (5,781)
    Accrued liabilities ........................................................              299,101           (42,832)
    Accrued salaries ...........................................................              687,972            44,788
                                                                                          -----------       -----------

Net cash used in operating activities ..........................................           (3,670,313)       (1,593,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment .........................................................           (5,345,534)       (2,085,314)
Purchases of other assets ......................................................           (5,999,096)       (1,212,266)
                                                                                          -----------       -----------

Net cash used in investing activities ..........................................          (11,344,630)       (3,297,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings .......................................................                 --           2,278,869
Payments of borrowings .........................................................           (5,808,472)       (1,474,568)
Issuance of Redeemable Convertible Preferred Stock .............................                 --          15,883,478
Net proceeds from initial public offering of Common Stock ......................           31,152,397              --
Payment of Redeemable Convertible Preferred Stock dividends ....................             (176,149)             --
Issuance of Common Stock warrants ..............................................                 --              83,750
Issuance of Common Stock upon exercise of stock options ........................                9,506              --
Issuance of Common Stock pursuant to acquisitions ..............................            1,410,000              --
                                                                                          -----------       -----------

Net cash provided by financing activities ......................................           26,587,282        16,771,529
                                                                                          -----------       -----------

Net increase in cash and cash equivalents ......................................           11,572,339        11,880,747
Cash and cash equivalents, beginning of period .................................            9,311,379           221,255
                                                                                          -----------       -----------

Cash and cash equivalents, end of period .......................................          $20,883,718       $12,102,002
                                                                                          ===========       ===========




           See notes to condensed consolidated financial statements.

                             PREFERRED NETWORKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


1.       THE COMPANY

         Preferred Networks, Inc. (the "Company") commenced operations in July 1991 and is a carrier's carrier of exclusively wholesale one-way paging network services. The Company's networks are currently operational in the Southeast, Mid-Atlantic, Northeast and Midwest regions, and the Company plans to expand its operations on a nationwide basis to provide local and regional paging services, primarily on a common frequency, in the 50 largest U.S. metropolitan markets and adjacent areas. The Company's customers are organizations that offer the Company's network services to their subscribers, including existing paging carriers and resellers of paging services. As a carrier's carrier, the Company does not market paging services directly to end users and therefore does not compete with its customers.

         In the third quarter of 1996, the Company began expanding its carrier's carrier strategy to provide certain other outsourced services to the wireless industry. By adding Preferred Technical Services, Inc. in July, the Company now provides engineering and technical support services to its customers. With the expected addition of EPS Wireless, Inc. in the fourth quarter, the Company plans to provide product and inventory management services to its customers.

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

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the nine months ended September 30, 1996 and 1995, were approximately $266,000 and $282,000, respectively. There were no significant federal or state income taxes paid or refunded for the nine months ended September 30, 1996 and 1995.

4.       INITIAL PUBLIC OFFERING (IPO)

         On March 1, 1996, the Company issued 3,300,000 shares of Common Stock in a public offering. The Company received net proceeds before offering expenses of $30.7 million. In addition, on March 28, 1996, the underwriters exercised their over-allotment option to purchase an additional 148,000 shares of Common Stock and the Company received additional net proceeds of $1.4 million.

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

         A portion of the proceeds of the IPO was used to repay all debt then outstanding.

5.       LOAN AGREEMENTS

         All existing loan agreements were terminated and outstanding balances repaid in March 1996, with funds received from the IPO.

         In January 1996, the Company entered into a $12 million line of credit with an equipment manufacturer, effective upon consummation of the IPO. Debt outstanding under this agreement bears interest at the five-year U.S. Treasury rate plus 6.5%, is payable in various monthly installments of principal and interest with maturity dates through 2001 and is secured by paging equipment. At September 30, 1996, borrowings were $3.4 million at 12.10% under this facility.

         In March 1996, the Company entered into a $5 million line of credit with a finance company. Interest on debt outstanding under this agreement is based upon the prime rate plus 1.75%. This facility is payable in various monthly installments of principal and interest, with maturity dates through 2001. Borrowings under this agreement are secured by paging equipment. At September 30, 1996, borrowings were $2.6 million at 11% under this facility.

         In August 1996, the Company entered into a $20 million revolving credit facility with a financial institution, the majority of which is to be used to finance paging network acquisitions and capital expenditures. The outstanding balance under this facility bears interest at a rate of prime plus 1% or at a rate of LIBOR plus 3.75%, at the Company's option. Interest only is payable monthly in arrears with the entire principal due in full in August 1998. Borrowings under this facility and the other two credit facilities will be secured by substantially all the assets of the Company. This new credit facility contains various conditions, financial covenants and restrictions. At September 30, 1996, there was no debt outstanding under this facility.

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

         Historical net loss per share was computed using the requirements of Accounting Principles Board Opinion No. 15 and SEC Staff Accounting Bulletin No. 83 and as such equals the net loss increased by the portion of accretion of the Series A which relates to shares which are not considered as cheap stock, as defined below, and the dividends on Series B divided by the weighted average number of shares of Common Stock outstanding, plus cheap stock as defined below, up until the March 1, 1996 closing date of the IPO. The calculation excludes any antidilutive shares during the period, other than cheap stock. After the IPO, historical and pro forma net loss per share are identical and hence pro forma disclosures are not included after the IPO. Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per share does not equal the year-to-date loss per share due to the stock transactions in 1996. See note 4 and note 7.

         Pursuant to SEC Staff Accounting Bulletin No. 83, common stock and common stock equivalents (including preferred stock) issued at prices equal to or below the IPO price per share ("cheap stock") during the twelve-month period immediately preceding the initial filing date of the Company's registration statement for the IPO have been included as if outstanding for all periods presented, up until the March 1, 1996 closing date of the IPO (using the treasury stock method at the IPO price) even though the effect is to reduce the loss per share. A portion of the Series A, all of the Series B and certain of the stock options and warrants have been treated as cheap stock.

                            PREFERRED NETWORKS, INC.

                                   (UNAUDITED)

6.       LOSS PER SHARE - CONTINUED

         Supplemental loss per common share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods assuming the same number of shares outstanding as described above, and also considering the reduction in interest expense from the repayment of long term debt of $5.6 million with proceeds of the IPO, as if such shares had been issued and repayment had occurred at the beginning of the period or later if the debt was not outstanding the entire period. The computations of supplemental loss per share for the nine months ended September 30, 1996 are ($.44) for historical and ($.40) for pro forma.

         Retroactive restatement has been made to all share, weighted average shares and all loss per share calculations for the stock splits effected in January 1996.

         The computation of fully diluted historical net loss per share of Common Stock was antidilutive in each of the periods presented; therefore the amounts reported for primary and fully diluted are the same.

7.       ACQUISITIONS

         In July 1996, the Company acquired the stock of Paging Services, Inc. ("PSI") for $750,000, paid by the issuance of 58,823 shares of Common Stock and $250,000 in cash. The name of PSI was changed to Preferred Technical Services, Inc. ("PTSI"), and PTSI operates as a wholly-owned subsidiary of PNI. PTSI provides repair, maintenance and installation services and equipment sales to paging carriers.

         In September 1996, the Company completed the acquisition of substantially all the assets of Big Apple Paging Corporation ("Big Apple") for $2.6 million, $1.4 million of which was paid in cash and the remainder of which was paid by the issuance of 125,598 shares of Common Stock. Additional consideration of up to approximately $1.3 million, payable primarily in stock, could be due and payable by the Company based on the operating performance of Big Apple's business during the quarter ended September 30, 1996 plus subsequent collection of the related receivables. The Company used working capital to fund the cash portion of the acquisition. Big Apple is a reseller-based paging carrier in the states of New York, New Jersey, and Connecticut.

         In September 1996, the Company signed a definitive agreement to acquire the stock of Mercury Paging & Communications, Inc. ("Mercury") and its affiliated companies for approximately $14.0 million of which approximately $10.0 million will be paid in cash and the balance in Common Stock, subject to certain adjustments and possible additional consideration based on Mercury's achievement of targeted operating performance. Mercury presently serves, primarily through reseller distribution, over 63,000 paging subscribers in the New Jersey, New York and Southern Connecticut markets. The acquisition is subject to various conditions, including Federal Communications Commission ("FCC") approval and is expected to close in early 1997. Prior to closing, the Company will provide certain services to Mercury under an agency agreement. The Company intends to finance the majority of the cash portion under its acquisition credit facility.

8.       SUBSEQUENT EVENT

         In November 1996, the Company signed a definitive agreement to acquire the stock of EPS Wireless, Inc. ("EPS") for approximately $5.0 million, subject to certain adjustments and possible additional consideration of up to an additional $5.0 million based on EPS's achievement of targeted operating performance during the two year period ending December 31, 1998. Of the purchase price, $4.5 million will be paid in shares of Common Stock with the remainder to be paid in cash. EPS is a national provider of pager and cellular product repair services. EPS also offers product sourcing and sales of new and refurbished paging products, inventory management and product fulfillment. EPS presently processes more than 70,000 product units per month. The acquisition is subject to various conditions including approval of the stockholders of EPS and is expected to close in fourth quarter 1996.

                            PREFERRED NETWORKS,INC.

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

The following table presents certain items in the Consolidated Statements of Operations as a percentage of total revenues for the three months and nine months ended September 30, 1996 and 1995, respectively.

                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                       September 30,
                                                            -------------                       -------------
                                                       1996             1995                 1996             1995
                                                       ----             ----                 ----             ----
Revenues
  Pager airtime                                        49.5 %            48.9 %              53.7 %           47.6 %
  Pager sales                                          39.5              49.9                41.6             50.6
  Maintenance and other                                11.0               1.2                 4.7              1.8
                                                      -----             -----               -----            -----
                                                      100.0             100.0               100.0            100.0

Costs of revenues
  Pager airtime                                        38.6              24.7                36.2             23.1
  Pager sales                                          52.7              65.1                54.0             63.9
  Other                                                 3.8              --                   1.5             --
                                                      -----             -----               -----            -----
                                                        4.9              10.2                 8.3             13.0

Selling, general & administrative                      74.0              41.1                68.3             37.1
Depreciation and amortization                          20.3               9.7                17.5              9.8
                                                      -----             -----               -----            -----

         Operating loss                               (89.4)            (40.6)              (77.5)           (33.9)
Interest expense                                        1.3               3.8                 2.4              4.6
Interest income                                        10.7              10.8                11.3              4.4
                                                      -----             -----               -----            -----

         Net Loss                                     (80.0)%           (33.6)%             (68.6)%          (34.1)%
                                                      =====             =====               =====            =====
EBITDA                                                (69.1)%           (30.9)%             (60.0)%          (24.1)%

The table below provides information about the Company's units in service by customer type and average revenue per unit ("ARPU") for the nine months ended September 30. ARPU is calculated by dividing pager airtime revenues for the month by the total units in service at month end. ARPU for periods greater than one month equals the average of the monthly ARPUs during the period.


                                                                                      Percentage
                                                                                   Increase/(Decrease)
                                                                                  for the Twelve-Month
                                                        September 30,            period ended September 30,
                                              -------------------------------    --------------------------
                                                  1996          1995                 1996        1995
                                                  ----          ----                 ----        ----
Units in service
  Reseller units                                    194,398           115,158       68.8 %        114.8 %
  Co-location/interconnection units                  54,913            17,835      207.9 %      2,244.6 %
                                              -------------     -------------
        Total                                       249,311           132,993       87.5 %        114.9 %

Units under agency agreement                         63,959              --        100.0 %           --
                                              -------------     -------------
        Total Units                                 313,270           132,993      135.6 %        144.9 %
                                              =============     =============
ARPU                                          $        2.55     $        3.02      (15.6)%        (10.6)%

                            PREFERRED NETWORKS, INC.


RESULTS OF OPERATIONS

Total revenues increased $1.1 million or 55.8%, to $3.1 million for the three-month period ended September 30, 1996, from $2.0 million for the three-month period ended September 30, 1995. Total revenues increased $3.0 million, or 60.1%, to $8.0 million for the nine-month period ended September 30, 1996, from $5.0 million for the nine-month period ended September 30, 1995. Total units in service increased by 116,318, or 87.5%, to 249,311 at September 30, 1996, from 132,993 at September 30, 1995.

Revenues from pager airtime increased by $570,000 or 57.9%, to $1.6 million for the three-month period ended September 30, 1996, from $984,000 for the three-month period ended September 30, 1995. Revenues from pager airtime increased by $1.9 million, or 80.8%, to $4.3 million for the nine-month period ended September 30, 1996, from $2.4 million for the nine-month period ended September 30, 1995. The increase in revenues was attributable to the growth in units in service and the associated recurring revenue stream, which resulted from approximately 30,000 units from new reseller agreements negotiated after the purchase of certain network assets from BellSouth Telecommunications, Inc., approximately 26,000 units attributable to the purchase of network assets from Big Apple, expansion into new markets (New York, Chicago, Philadelphia, Pittsburgh, Orlando, Jacksonville, Miami, Columbia, Savannah, and Knoxville) and the continued growth in existing markets. The growth in units in service was offset in part by declining ARPU due to competitive pressures particularly when the Company enters a new geographic market, a change in the mix of customer type and to a lesser extent, unit volume and airtime usage discounts. Co-location and interconnection customers generate lower ARPU to the Company because certain operating expenses customarily incurred by the Company are borne by the customer. The ARPU was also lower on the units in service on certain purchased network assets due to generally fewer paging service features available on those networks.

Revenues from pager sales increased $234,000 or 23.2%, to $1.2 million for the three-month period ended September 30, 1996, from $1.0 million for the three-month period ended September 30, 1995. Revenues from pager sales increased $797,000, or 31.5%, to $3.3 million for the nine-month period ended September 30, 1996, from $2.5 million for the nine-month period ended September 30, 1995. The increase in the number of pagers sold was attributable to continued expansion in existing markets and expansion into new markets. In addition, the average selling price per pager declined as a result of competitive pricing in the industry and the Company's new market entry marketing programs to attract resellers to its networks.

Revenues from maintenance and other increased $319,000 to $343,000 for three-month period ended September 30, 1996 from $24,000 for the three-month period ended September 30, 1995. Revenues from maintenance and other increased $284,000 to $376,000 for the nine-month period ended September 30, 1996 from $92,000 for the nine-month period ended September 30, 1995. The increase is primarily attributable to engineering services and equipment sales for paging carriers provided by the Company's wholly-owned subsidiary, Preferred Technical Services, Inc. ("PTSI"), acquired in a merger in July 1996.

Cost of pager airtime increased by $712,000, or 142.8%, to $1.2 million for the three-month period ended September 30, 1996, from $498,000 for the three-month period ended September 30, 1995. Cost of pager airtime increased by $1.7 million, or 151.6%, to $2.9 million for the nine-month period ended September 30, 1996, from $1.2 million for the nine-month period ended September 30, 1995. The increase was primarily attributable to the expansion into new markets and the increased number of units in service. Cost of pager airtime as a percentage of pager airtime revenue was 77.9% and 67.4% for the three-month and nine-month periods ended September 30, 1996, respectively, compared to 50.7% and 48.5% for the three-month and nine-month periods ended September 30, 1995, reflecting the expansion into new markets and the higher cost of airtime per unit during the start up period (i.e., telephone costs and transmission site rental) due to fewer units in service in those new markets.

Cost of pager sales increased by $341,000, or 26.0%, to $1.7 million for the three-month period ended September 30, 1996, from $1.3 million for the three-month period ended September 30, 1995. Cost of pager sales increased by $1.1 million, or 35.2%, to $4.3 million for the nine-month period ended September 30, 1996, from $3.2 million for the nine-month period ended September 30, 1995. The increase was due to the increased number of pagers sold, offset in part by lower vendor pricing on pagers sold to the Company. Cost as a percentage of pager sales was 133.3% and 129.9% for the three-month and nine-month periods ended September 30, 1996, compared to 130.3% and 126.4% for the three-month and nine-month periods ended September 30, 1995, reflecting the Company's marketing programs to attract customers to its networks particularly in its new geographic markets and the competitive nature of pricing in the industry.

Other costs of $119,000 for the three-month and nine-month periods ended September 30, 1996 represent engineering services and equipment sales to paging carriers provided by PTSI.

Selling, general and administrative expenses increased by $1.5 million, or 180.8%, to $2.3 million for the three-month period ended September 30, 1996, from $827,000 for the three-month period ended September 30, 1995, and increased as a percentage of total revenues to 74.0% for the three-month period ended

                            PREFERRED NETWORKS, INC.

September 30, 1996, from 41.1% for the three-month period ended September 30, 1995. Selling, general and administrative expenses increased by $3.6 million, or 194.5%, to $5.5 million for the nine-month period ended September 30, 1996, from $1.9 million for the nine-month period ended September 30, 1995, and increased as a percentage of total revenues to 68.3% for the nine-month period ended September 30, 1996, from 37.1% for the nine-month period ended September 30, 1995. The increases primarily reflect additional sales and administrative personnel to attract and support the increasing number of customers and expansion into new markets.

Depreciation and amortization increased by $440,000, or 224.9%, to $636,000 for the three-month period ended September 30, 1996, from $196,000 for the three-month period ended September 30, 1995. Depreciation and amortization increased by $909,000, or 185.9%, to $1.4 million for the nine-month period ended September 30, 1996, from $489,000 for the nine-month period ended September 30, 1995. The increases were primarily due to additional assets being put in service resulting from expansion into new markets. Depreciation and amortization increased as a percentage of total revenues to 20.3% and 17.5% for the three-month and nine-month periods ended September 30, 1996, from 9.7% and 9.8% for the three-month and nine-month periods ended September 30, 1995.

Interest expense decreased $37,000, or 48.8%, to $39,000 for the three-month period ended September 30, 1996, from $77,000 for the three-month period ended September 30, 1995. Interest expense decreased $37,000 or 16.1% to $194,000, for the nine-month period ended September 30, 1996 from $232,000 for the nine-month period ended September 30, 1995, due to the repayment of all outstanding loan balances in March 1996 with funds received from the IPO. Interest expense is primarily attributable to the ongoing financing of assets purchased for expansion into new markets and those markets beginning commercial operation. While markets are under construction, the interest associated with the financing of the network assets in those markets is capitalized. The amount of interest capitalized for the three-month and nine-month periods ended September 30, 1996, was $90,000 and $136,000 compared to $24,000 and $53,000 capitalized during the same periods in 1995. The average level of indebtedness outstanding during the three-month and nine-month periods ended September 30, 1996, was approximately $5.2 million and $3.5 million compared to approximately $3.7 million and $3.4 million outstanding during the three-month and nine-month periods ended September 30, 1995. In March 1996, all then outstanding debt was repaid with a portion of the proceeds of the IPO. Subsequent to that date, the Company has borrowed $6.0 million to finance its equipment purchases.

Interest income increased $116,000, or 53.2%, to $334,000 for the three-month period ended September 30, 1996, from $218,000 for the three-month period ended September 30, 1995. Interest income increased $686,000, or 311.4%, to $907,000 for the nine-month period ended September 30, 1996, from $220,000 for the nine-month period ended September 30, 1995. The increase represents interest income from the investment of the remainder of funds received from the sale of the Series B, which was consummated in June 1995, and the net proceeds of the IPO, which was consummated in March 1996.

Net loss for the three-month period ended September 30, 1996, as compared with the three-month period ended September 30, 1995, increased to $2.5 million from $676,000. Net loss for the nine-month period ended September 30, 1996, as compared with the nine-month period ended September 30, 1995, increased to $5.5 million from $1.7 million. The increases were primarily due to losses incurred due to sales of pagers below cost and substantial increases in selling, general and administrative expenses, as described above. The Company expects to incur start up losses when entering a new market until sufficient subscribers utilize the Company's network in that market. Due to the Company's rapid expansion strategy, consolidated net losses are expected for at least the next three fiscal years.

The historical net loss per share of Common Stock for the three-month period ended September 30, 1996 increased to ($.17) from ($.13) for the same three month period ended in 1995. The increased losses per share result primarily from the additional losses of the Company for the reasons described above offsetting an increase in the number of shares used in the calculation. The increase in historical net loss and pro forma net loss per share for the nine-month period ended September 30, 1996 as compared to the nine-month period ended September 30, 1995 is due to the same reason, offset by an increase in the number of shares used in both the pro forma and historical calculations for the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's expansion strategy will continue to require substantial funds to finance the expansion of existing operations, the expansion into new markets as part of the nationwide build-out of its networks, the purchase of network assets and related FCC licenses, capital expenditures, debt service and general corporate purposes.

The Company's net cash used in operations was $3.7 million for the nine-month period ended September 30, 1996, as compared to $1.6 million for the nine-month period ended September 30, 1995. The increase in net cash used in operations was due primarily to the Company's increased net loss and increase in accounts receivable and pager inventory, offset in part by the increase of accounts payable and depreciation and amortization. The increases in accounts receivable, pager inventory, accounts payable and depreciation and amortization are due primarily to expansion into new markets.

                            PREFERRED NETWORKS, INC.


Capital expenditures were $11.7 million for the nine-months ended September 30, 1996, compared to $2.5 million for the comparable period in 1995 reflecting the rapid expansion of the Company's networks. As of September 30, 1996, the Company was constructing networks in 26 new markets, including Technical Control Centers
(TCCs) in Michigan, Colorado, Washington and California and network expansions into Boston, Raleigh/Durham, Charlotte, Orlando, Tampa, Jacksonville, Gainesville, Albany, Mid-Hudson Valley, Rochester, Hartford, Miami, Detroit, Cleveland, Cincinnati, Milwaukee, Indianapolis, Denver, Phoenix, Seattle, Portland, San Francisco, Sacramento, San Jose, Oakland and Los Angeles. The Company anticipates making capital expenditures of approximately $40.0 million during 1996 and 1997 (at least $10.0 million of which will be paid from the net proceeds of the IPO) related to the nationwide expansion of its networks, including purchases of network assets and related equipment.

On March 1, 1996, the Company issued 3,300,000 shares of Common Stock in the IPO. The Company received net proceeds before offering expenses of $30.7 million. In addition, on March 28, 1996, the underwriters exercised their over-allotment option to purchase an additional 148,000 shares of Common Stock and the Company received additional net proceeds of $1.4 million.

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

The Company has a secured credit facility for $12.0 million of vendor financing which bears interest at the five-year U.S. Treasury rate plus 6.5%. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment.

The Company also has a $5.0 million secured line of credit from a finance company for the purchase of Motorola paging system equipment which bears interest at 1.75% over prime at the time of funding.

In August 1996, the Company entered into a $20.0 million revolving credit facility with a financial institution, the majority of which is to be used to finance paging network acquisitions and capital expenditures. The outstanding balance under this facility bears interest at a rate of prime plus 1% or at a rate of LIBOR plus 3.75%, at the Company's option. Interest only is payable monthly in arrears with the entire principal due in full in August 1998. Borrowings under this facility and the other two credit facilities will be secured by substantially all the assets of the Company. This new credit facility contains various conditions, financial covenants and restrictions.

Management believes that cash and cash equivalents on hand together with the new secured credit facilities in place, will be sufficient to meet the Company's working capital and capital expenditure needs for the next nine months without obtaining additional vendor or other financing. However, in order to fully implement its nationwide expansion strategy on its anticipated schedule, the Company believes it will need to raise additional funds prior to the end of this period in the form of equity, bank debt, or other debt financing. No assurance can be given that such additional funds will be available on terms acceptable to the Company, if at all. If such additional funds are not obtained within such period, the Company would be required to slow its planned nationwide network expansion, and the failure to obtain such additional funds within such period could have a material adverse effect on the Company. In addition, future acquisitions of paging network assets and licenses or other assets or businesses may change the Company's capital requirements.

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

ACQUISITIONS

In July 1996, the Company acquired the stock of Paging Services, Inc. ("PSI") for $750,000, paid by the issuance of 58,823 shares of Common Stock and $250,000 in cash. The name of PSI was changed to Preferred Technical Services, Inc., ("PTSI"), and PTSI operates as a wholly-owned subsidiary of PNI. PTSI provides repair, maintenance and installation services and equipment sales to paging carriers.

                            PREFERRED NETWORKS, INC.


In September 1996, the Company completed the acquisition of substantially all the assets of Big Apple Paging Corporation ("Big Apple") for $2.6 million, $1.4 million of which was paid in cash and the remainder of which was paid by the issuance of 125,598 shares of Common Stock. Additional consideration of up to approximately $1.3 million, payable primarily in stock, could be due and payable by the Company based on the operating performance of Big Apple's business during the quarter ended September 30, 1996 plus subsequent collection of the related receivables. The Company used working capital to fund the cash portion of the acquisition. Big Apple is a reseller-based paging carrier in the states of New York, New Jersey, and Connecticut.

In September 1996, the Company signed a definitive agreement to acquire the stock of Mercury Paging & Communications, Inc. ("Mercury") and its affiliated companies for approximately $14.0 million of which approximately $10.0 million will be paid in cash and the balance in Common Stock, subject to certain adjustments and possible additional consideration based on Mercury's achievement of targeted operating performance. Mercury presently serves, primarily through reseller distribution, over 63,000 paging subscribers in the New Jersey, New York and Southern Connecticut markets. The acquisition is subject to various conditions, including Federal Communications Commission ("FCC") approval and is expected to close in early 1997. Prior to closing, the Company will provide certain services to Mercury under an agency agreement.

In November 1996, the Company signed a definitive agreement to acquire the stock of EPS Wireless, Inc. ("EPS") for approximately $5.0 million, subject to certain adjustments and possible additional consideration of up to an additional $5.0 million based on EPS's achievement of targeted operating performance during the two year period ending December 31, 1998. Of the purchase price, $4.5 million will be paid in shares of Common Stock with the remainder to be paid in cash. EPS is a national provider of pager and cellular product repair services. EPS also offers product sourcing and sales of new and refurbished paging products, inventory management and product fulfillment. EPS presently processes more than 70,000 product units per month. The acquisition is subject to various conditions including approval of the stockholders of EPS and is expected to close in fourth quarter 1996.

With the addition of PTSI in July and the expected addition of EPS in the fourth quarter, the Company began expanding its carriers' carrier strategy to provide certain other outsourced services to the wireless industry. Upon completion of the EPS acquisition, the Company will provide both engineering and technical support services and product and inventory management services to its customers.

OTHER MATTERS

On February 8, 1996, the FCC released a notice of proposed rulemaking (the "NPRM") which, among other things, provided that the FCC would accept no new applications for paging licenses until it adopted an interim licensing procedure to be used during the pendency of the rulemaking procedure. On April 22, 1996, the FCC adopted an order in which it eased the freeze on the acceptance of applications for licenses for paging channels, including the shared channel primarily utilized by the Company (157.740 MHz). Under the order, the FCC allowed applications to be filed for new sites on these channels if the applicant certifies that the proposed site is within 40 miles of an operating transmission site which was licensed to the same applicant on the same channel prior to February 8, 1996. All paging applications received through July 31, 1996 will be processed under the interim rules where all such applications will be placed on public notice for the applicable period and competing applications will be accepted. Applications received after July 31, 1996 may be affected by the timing of a final order and the transition to new licensing rules. The Company filed for 83 additional licenses within 40 miles of its operating transmission sites prior to July 31. To date, the Company has received 32 of the licenses from the FCC with the remaining applications still on file with the FCC.

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

On August 1, 1996, the FCC adopted both a First Report and Order and Second Report and Order in CC Docket No. 96-98 ("Orders"), in which it adopted rules implementing the local competition provisions of the 1996 Telecommunications Act. As adopted, the Orders would modify the charges imposed on telecommunications carriers, including commercial mobile radio service providers such as the Company, by local exchange carriers. Among other provisions, the Orders required local exchange carriers to provide commercial mobile radio service providers with: 1) reciprocal compensation for transport and termination of local traffic; and 2) a "fresh look" at existing non-reciprocal agreements. The Orders were expected to reduce the charges currently assessed by local exchange carriers for providing local DID numbers, as well as for the associated trunking charges, which are a significant portion of the Company's cost of providing service. In addition, the Company was expected to become eligible to receive revenue for terminating local exchange carriers' traffic on its network.

On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit imposed a "stay" on certain provisions of the Orders. On November 1, 1996, the same court, acting on an Emergency Motion filed by AirTouch Communications, lifted the stay with respect to the reciprocal compensation and "fresh look" provisions as they apply to commercial mobile radio service carriers.

The Company believes that the Orders, as currently effective, could be beneficial to the Company and other wireless providers.

                           PREFERRED NETWORKS, INC.

                         PART II - OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

(a)     Exhibits:

        Exhibit
        Number                                      Description of Exhibits
        ------                                      -----------------------

        10.1     Agreement and Plan of Merger, dated July 3, 1996, by and among Paging Services, Inc.,
                 Preferred Networks, Inc., and the shareholders of Paging Services, Inc. (1)

        10.2     Asset Purchase Agreement, dated as of June 19, 1996 and amended as of September 5, 1996 and as of September 13, 1996, by and among Big Apple Paging Corporation,
                 Preferred Networks, Inc. and Gary Hencken. (2)

        10.3     Stock Purchase Agreement by and among Preferred Networks, Inc.,
                 Mercury Paging & Communications, Inc., HTB Communications,
                 Inc., Custom Page, Inc., and MPC Distributors, Inc.
                 (collectively, "Sellers") and the Shareholders of Sellers dated
                 September 30, 1996. The exhibits and schedules to this agreement have been omitted from this Exhibit 10.3. The Company agrees to furnish supplementally such exhibits and schedules to the Securities and Exchange Commission upon request.

        11.1     Computation of Pro Forma Net Loss Per Share

        11.2     Computation of Historical Net Loss Per Share

        11.3     Computation of Supplemental Pro Forma and Supplemental Historical Net Loss Per Share

        27.1     Financial Data Schedule (for SEC use only)

        27.2     Financial Data Schedule (for SEC use only)

        27.3     Financial Data Schedule (for SEC use only)

        27.4     Financial Data Schedule (for SEC use only)



(b)     Reports on Form 8-K:

        During the quarter ended September 30, 1996, the Company filed two reports on Form 8-K:

        1. A Current Report on Form 8-K dated July 3, 1996 reporting under Item
           5 the acquisition of Paging Services, Inc. The following financial statements were filed as part of this report:

              The audited financial statements of Paging Services, Inc. as of and for the year ended December 31, 1995 and the unaudited financial statements as of March 31, 1996 and for the three-months ended March 31, 1996 and 1995.

              The unaudited pro forma condensed consolidated balance sheet of Preferred Networks, Inc. as of March 31, 1996, and the unaudited pro forma condensed consolidated statements of operations of Preferred Networks, Inc. for the year ended December
              31, 1995 and for the three-months ended March 31, 1996.

        2. A Current Report on Form 8-K dated September 13, 1996 reporting under
           Item 2 the acquisition of substantially all the assets of Big Apple
           Paging Corporation. No financial statements were filed with this report because it was impracticable to provide the required financial information at the time of the report. The Company will file the required financial information no later than 60 days after September 28,
           1996.

-----------------------------------

(1) Filed on August 14, 1996, as an exhibit to Preferred Networks, Inc.'s Quarterly Report on Form 10-Q (file no. 0-27658) for the quarter ended June 30, 1996 and incorporated by reference herein.

(2) Filed on September 27, 1996, as an exhibit to Preferred Networks, Inc.'s Current Report on Form 8-K (file no. 0-27658) dated September 13, 1996 and incorporated by reference herein.

                             PREFERRED NETWORKS, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PREFERRED NETWORKS, INC.




Date: November 14, 1996                By:  /s/ Mark H. Dunaway
                                            -----------------------------------
                                            Mark H. Dunaway
                                            Chief Executive Officer





Date: November 14, 1996                By:  /s/ Michael J. Saner
                                            -----------------------------------
                                            Michael J. Saner
                                            President





Date: November 14, 1996                By:  /s/ Kim Smith Hughes
                                            ----------------------------------
                                            Kim Smith Hughes
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                            PREFERRED NETWORKS, INC.



                                Index to Exhibits


Exhibit                                                                                     Sequentially
Number                                       Description                                    Numbered Page
------                                       -----------                                    -------------
10.1         Agreement and Plan of Merger, dated July 3, 1996, by and among
             Paging Services,  Inc., Preferred Networks, Inc., and the shareholders of Paging Services, Inc. (1)

10.2 Asset Purchase Agreement, dated as of June 19, 1996 and amended as of September 5, 1996 and as of September 13, 1996, by and among Big Apple Paging Corporation, Preferred Networks, Inc. and
             Gary Hencken. (2)

10.3         Stock Purchase Agreement by and among Preferred Networks, Inc.,
             Mercury Paging & Communications, Inc., HTB Communications,
             Inc.,Custom Page, Inc., and MPC Distributors, Inc. (collectively,
             "Sellers") and the Shareholders of Sellers dated September 30,
             1996. The exhibits and schedules to this agreement have been omitted from this Exhibit 10.3. The Company agrees to furnish supplementally such exhibits and schedules to the Securities and Exchange Commission upon request.

11.1         Computation of Pro Forma Net Loss Per Share

11.2         Computation of Historical Net Loss Per Share

11.3         Computation of Supplemental Pro Forma and Supplemental Historical
             Net Loss Per Share

27.1         Financial Data Schedule (for SEC use only)

27.2         Financial Data Schedule (for SEC use only)

27.3         Financial Data Schedule (for SEC use only)

27.4         Financial Data Schedule (for SEC use only)


-----------------------------------

(1) Filed on August 14, 1996, as an exhibit to Preferred Networks, Inc.'s Quarterly Report on Form 10-Q (file no. 0-27658) for the quarter ended June 30, 1996 and incorporated by reference herein.

(2) Filed on September 27, 1996, as an exhibit to Preferred Networks, Inc.'s Current Report on Form 8-K (file no. 0-27658) dated
      September 13, 1996 and incorporated by reference herein.