Form 10-K405
period 1996-12-31
PREFERRED NETWORKS INC
filed 1997-04-15
CIK 893335

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-K

            [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,

                          EFFECTIVE OCTOBER 7, 1996)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

            [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM                        TO

                        COMMISSION FILE NUMBER  0-27658

                            PREFERRED NETWORKS, INC.

             (Exact name of Registrant as specified in its charter)

           Delaware                                                      58-1954892
(State or other jurisdiction of                                       (I.R.S. Employer
incorporation or organization)                                    Identification Number)

                    850 Center Way, Norcross, Georgia 30071

          (Address of principal executive offices, including zip code)

                                 (770) 582-3500

              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Registrant's Common Stock on the Nasdaq Stock Market on April 7, 1997 was approximately
$28.3 million.

     As of April 7, 1997, 16,080,559 shares of the Registrant's Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                               TABLE OF CONTENTS



PART I                                                                                PAGE
------                                                                                ----
Item      1.   Business.............................................................  3
          2.   Properties...........................................................  13
          3.   Legal Proceedings....................................................  13
          4.   Submission of Matters to a Vote of Security Holders..................  14
               Executive Officers of the Registrant.................................  14
PART II
-------

Item      5.   Market for Registrant's Common Equity and Related Stockholder
                Matters.............................................................  16
          6.   Selected Financial Data..............................................  18
          7.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................  19
          8.   Financial Statements and Supplementary Data..........................  28
          9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................  47
PART III
--------

Item      10.  Directors and Executive Officers of the Registrant...................  48
          11.  Executive Compensation...............................................  49
          12.  Security Ownership of Certain Beneficial Owners and Management.......  51
          13.  Certain Relationships and Related Transactions.......................  53

PART IV
-------

Item      14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......  53


                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Preferred Networks, Inc. (the "Company") provides outsourcing services to the wireless industry and currently serves over 1,400 companies, including nine of the ten largest paging companies, the two largest manufacturers of wireless network infrastructure, one of the two largest cellular product manufacturers, and two regional Bell operating companies. The Company commenced operations in 1991 as a carrier's carrier of one-way paging networks, whereby the Company's customers purchase wholesale network services and resell the services to their subscribers. The Company does not market its services directly to end users and therefore does not compete with its customers for their subscribers.
During the second half of 1996, the Company began to broaden its service offerings and expand its customer base through two acquisitions of businesses which provide non-network services. In July, the Company acquired Preferred Technical Services, Inc. ("PTS"), a provider of paging network equipment installation, maintenance and engineering services. In December, the Company acquired EPS Wireless, Inc. ("EPS"), a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services.

     The Company's outsourcing services enable companies to offer branded wireless services directly to subscribers, while relying on the Company to provide high-quality network, technical and product services at competitive prices. The Company's strategy supports the growth of the wireless industry by providing wholesale services to other network carriers and resellers, which in turn market branded products and services to their subscribers. The Company's services generally support its customers' low-cost, one-way consumer wireless applications, rather than higher-cost two-way applications. The Company is able to provide outsourcing services efficiently and at competitive prices due to: (i) the reduced operating costs associated with its centralized network architecture and its primary use of a low-cost, high-power paging frequency;
(ii) the cost benefits of providing product and inventory to many companies with many subscriber bases rather than to a single subscriber base; and (iii) its reduced overhead costs as a result of not having to support the cost of sales, marketing and customer support organizations directed to subscribers.

INDUSTRY BACKGROUND

     The commercial wireless communications industry began in 1949 when the Federal Communications Commission (the "Commission" or the "FCC") allocated a group of radio frequencies for use in providing one-way and two-way mobile communications services. According to industry sources, the largest component of the wireless market today remains one-way signaling. Historically, the paging industry has consisted of a highly fragmented, large number of small operators, providing one-way paging services principally to professional business segments. The paging industry has expanded to serve an increasingly broad customer base as business customers and consumers have become increasingly aware of the benefits of one-way and two-way wireless services, including cellular telephone services, personal communication services ("PCS") and premium one-way paging services. Industry sources estimate that the U.S. market for one-way, traditional paging services has grown from approximately one million subscribers in 1980 to 34.5 million subscribers in 1995 and is estimated to reach 54.8 million subscribers by 2000. Furthermore, according to industry sources, the lowest cost one-way paging service, digital display paging, has been the dominant component of this growth, representing 87% of all pagers in service in 1993, 1994 and 1995. Factors contributing to this growth include: (i) greater penetration of paging services into mainstream consumer markets; (ii) reduced pager and service costs to subscribers driven by technological improvements and competition; (iii) wider area coverage; (iv) increased reliability of paging services; (v) enhanced applications of one-way paging services, such as voice mail, facsimile and other methods of data transmission; and (vi) the FCC auction process of new spectrum for one-way paging services.

     Historically, paging companies held a license for a radio frequency, constructed network facilities over which to deliver their services ("carriers") and marketed paging services to subscribers through direct sales forces. As the market for wireless services has expanded, additional channels of distribution have evolved, including companies that do not build their own networks but instead purchase network services from carriers on a wholesale basis in order to resell paging services to subscribers ("resellers"). Many carriers also operate as resellers in certain geographic markets where they have expanded their effective coverage area without additional network infrastructure investment.

     Furthermore, increased consumer demand for wireless services has resulted in increased emphasis on direct sales and marketing to non-commercial subscribers, with retail distribution emerging as an effective sales outlet for products. These retail channels include stores owned by carriers as well as retailers that stock products and resell services to subscribers either directly or through an affiliation with a third-party network carrier or reseller. Increased consumer demand for wireless services has also created opportunities for direct marketing and customer billing organizations to bundle services with other offerings and outsource the network services to a carrier, such as the Company. Such potential resellers include utility companies, credit card companies, mail-order catalogs and televised home shopping companies.

     While the number of pagers in service has grown dramatically since the FCC authorized additional paging channels in the 1980s, increased competition has forced wireless carriers and resellers to lower their prices, with monthly average revenue per unit ("ARPU") for one-way paging services steadily declining from $16.92 in 1990 to $10.51 in 1995, according to industry sources. The Company believes that monthly ARPU will continue to decline. At the same time, consumers are demanding wider coverage areas, enhanced services and greater reliability, requiring carriers to continually expand and upgrade their networks. Additionally, service providers have increasingly provided pager and cellular products to their customers below cost in order to add subscriber service units, resulting in an active market for refurbished products. The Company believes that it is well-positioned to benefit from the trends which are driving growth in the paging industry and that these trends will lead to increased outsourcing by carriers and resellers of the services provided by the Company.

OUTSOURCING SERVICES FOR THE WIRELESS INDUSTRY

     NETWORK SERVICES. The Company's one-way paging networks provide wide-area coverage and flexible service options at competitive prices to companies which in turn resell paging services to subscribers under their own brand names. The Company's network strategy is to provide local and regional network services, primarily on a common frequency, in the 50 largest U.S. metropolitan markets and adjacent areas. During 1996, the Company expanded its paging networks from the Southeast and Mid-Atlantic regions to the Northeast, Midwest and North Central regions. The Company employs an efficient network architecture utilizing regional Technical Control Centers ("TCCs") that enable it to centrally control paging networks in multiple local markets within a wide geographic region. As of December 31, 1996, the Company operated five such TCCs, which supported the Company's paging networks in 21 markets. The Company has completed its sixth TCC, serving the Northwest region of the United States, and is currently constructing one additional TCC to serve the California region of the United States. The Company had previously intended to construct a total of ten TCCs, but now intends to construct only seven TCCs and service the remaining markets with additional Remote Points of Presence ("R-POPs").
The Company currently utilizes R-POPs to service various other cities located in the area each TCC services. Each R-POP, which houses local telephone lines, power back ups and alarm systems, will be connected to a TCC via a dedicated T-1 circuit.

     The Company is licensed, or has licenses pending, to operate 157.740 MHz frequency networks in 48 of the 50 largest U.S. metropolitan markets and adjacent areas. The Company's TCC platform can support multiple wireless frequencies, and the Company is augmenting its 157.740 MHz networks by purchasing and consolidating existing networks licensed on other frequencies in order to broaden its customer base and offer additional capacity and flexibility to its customers.

     The Company believes that it is the largest carrier's carrier of exclusively wholesale one-way paging network services in the United States, although the number of units on the Company's networks currently represents only a small percentage of the total number of paging subscribers industry-wide.

     TECHNICAL SERVICES. In July 1996, the Company acquired PTS. Established in 1991, PTS today provides technical services to three of the five largest paging companies and to the two largest manufacturers of wireless network infrastructure. PTS is the exclusive authorized repair facility for the first generation wireless paging terminal manufactured by Glenayre Electronics Inc. ("Glenayre"). PTS is also an authorized provider of repair and maintenance of the Unipage terminal for Motorola, Inc. ("Motorola"). PTS also provides installation and maintenance of equipment for other carriers in the carriers' own network facilities as well as for customers that co-locate terminal equipment in one of the Company's TCCs. PTS intends to expand nationwide by locating engineering personnel at each of the Company's TCCs. Randall Johnson serves as President of PTS.

     PRODUCT SERVICES. In December 1996, the Company acquired EPS, which is located in Dallas, Texas. EPS provides paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services. EPS provides its product services to four of the five largest paging companies and one of the two largest cellular product manufacturers. EPS provides the Company with improved cost economies to meet the growing demand for alternative product and inventory solutions. EPS also broadens the Company's customer base by supporting companies in markets where the Company does not currently operate networks and by supporting additional wireless services and frequencies that do not operate on the Company's networks. David Lopez, Jr. and Steven D. Teel serve as Chief Executive Officer and President of EPS, respectively.

STRATEGY AND CUSTOMERS

     The Company's outsourcing services strategy enables any type of organization that offers or seeks to offer paging services to focus its resources on sales and marketing to subscribers, while purchasing high-quality network, technical and product services from the Company at competitive prices. The Company currently serves over 1,400 companies, including nine of the ten largest paging companies, the two largest manufacturers of wireless network infrastructure, one of the two largest cellular product manufacturers, and two regional Bell operating companies. The Company believes its strategy enables its customers to compete more effectively for subscribers. By outsourcing these services to the Company, the Company's customers are able to market wireless services to subscribers at competitive prices under their own brand names.

     NETWORK SERVICES. The Company's network customers and potential network customers include any type of organization that offers or seeks to offer paging and other wireless services directly to subscribers. These organizations generally fall into one of four broad categories:

     - independent carriers whose principal business is the provision of paging services in multiple markets;
     -    small, single market paging carriers and resellers;
     - large telecommunications companies such as local exchange carriers, long distance carriers, cable companies and cellular telephone companies, for which paging is one of many services offered and not a principal business; and
     - non-traditional wireless service providers whose principal business is not telecommunications, such as utility companies and distributors of mass-market consumer products and services, that seek to bundle wireless services with other offerings.

     The Company's installed base of network customers as of December 31, 1995 achieved an increase of 31% in total pagers in service on its networks during 1996. The Company's installed base of network customers as of December 31, 1994 achieved an increase of 43% in total pagers in service on its networks during 1995 compared to an overall annual industry growth rate of 31%, according to industry sources.

     The Company groups its network customers into two principal categories based on the nature of the services it provides: (i) traditional, or non-facilities-based, resellers that purchase both airtime and switching services from the Company and (ii) "co-location/interconnection" customers that purchase only airtime on the Company's networks.

     - Traditional Resellers. Traditional resellers do not own their own switching terminal equipment or procure their own telephone numbers from local exchange carriers. Traditional resellers route their subscriber paging traffic through the Company's TCCs, utilize local telephone numbers procured by the Company and purchase airtime on the Company's networks from the Company. The Company charges its traditional reseller customers a monthly fixed price per unit in service based on a number of factors, including type of paging service, extent of coverage area, unit volume and utilization of switch-based, value-added services such as voice mail and custom prompts. These customers generally consist of local and regional resellers and paging carriers.

     - Co-location/Interconnection Customers. Co-location/interconnection customers own their own switching terminal equipment and procure their own telephone numbers from local exchange carriers. These customers purchase airtime and, in the case of co-location customers, terminal equipment maintenance services from the Company. These customers either locate their switching terminal equipment in the Company's TCC facilities (co-location), or remotely connect their equipment to the Company's TCC through a direct circuit, such as a telephone line or satellite link (interconnection). By owning their own switching equipment and procuring their own telephone numbers, co-location/interconnection customers are able to maintain flexibility in the design of their service offerings, including custom prompts, voice mail and other customized services. The Company incurs minimal marginal cost in supplying only airtime to its co-location/interconnection customers and therefore charges these customers substantially less per unit in service per month than it charges its traditional reseller customers. Because co-location customers physically install their switching terminal equipment at one of the Company's TCCs and obtain terminal maintenance services from the Company, the Company believes that these customers are able to reduce their own switch maintenance costs. Co-location/interconnection customers generally consist of larger resellers and paging carriers.

     TECHNICAL SERVICES. The Company's technical services customers consist of manufacturers and facilities-based carriers that contract with the Company to install wireless terminal and transmitter equipment and provide repair and on-going maintenance services. These customers include co-location/interconnection customers that also purchase network services from the Company, as well as customers that house terminals in one of the Company's TCCs in order to offer other wireless services operating on their own networks. PTS increases the Company's ability to serve existing network customers and expands the Company's customer base by supporting companies that market other one-way and two-way wireless services, including Bell operating companies and PCS carriers. PTS provides its engineering services to Glenayre under an annual maintenance contract and typically contracts with other customers on a project-by-project basis.

     PRODUCT SERVICES. The Company's product services customers consist of facilities-based carriers and resellers that market paging or cellular services. EPS also provides repair services directly to wireless equipment manufacturers. EPS increases the Company's capacity to serve existing network customers and expands the Company's customer base by serving companies in markets where the Company does not currently operate networks and by supporting additional wireless services and frequencies that do not operate on the Company's networks. These customers are able to capitalize on the Company's repair facilities, inventory management systems and product supply resources and therefore are able to offer expanded product options to their subscribers and reduce their own product costs.

     IMPLEMENTATION

     SELL MULTIPLE SERVICES. During the second half of 1996, the Company began to broaden its service offerings and expand its customer base through two acquisitions of businesses which provide non-network services. The Company is focusing on providing multiple services to its customers and marketing outsourcing programs to larger companies.

     COMPLETE NATIONWIDE BUILD-OUT OF NETWORKS. The Company intends to expand its network operations on a nationwide basis to provide local and regional paging network services, primarily on one or more common frequencies. During 1996, the Company expanded its paging networks from the Southeast and Mid-Atlantic regions to the Northeast, Midwest and North Central regions. The Company currently operates paging networks in 21 markets and intends to expand its 157.740 MHz networks to the 50 largest U.S. metropolitan markets and adjacent areas by adding one additional TCC and several R-POPs. The Company will rely in part on continued arrangements with its vendors to provide program management services, including construction and installation of equipment. In addition, the Company intends to continue to supplement its 157.740 MHz networks through the addition of paging networks operating on other frequencies.

     The following table outlines the present status of the Company's network build-out:

 REGION (LOCATION OF TCC)                            AS OF DECEMBER 31, 1995   AS OF DECEMBER 31, 1996
 ------------------------                            -----------------------   ------------------------
Southeast (Atlanta, Georgia)                        In Service                In Service
Mid-Atlantic (Washington D.C.)                      In Service                In Service
Northeast (Poughkeepsie, New York)                  Under Construction        In Service
Midwest (Chicago, Illinois)                         Under Construction        In Service
North Central (Detroit, Michigan)                   Planned                   In Service
Mountain                                            Planned                   Under Construction
Northwest (Seattle, Washington) *                   Planned                   Under Construction*
Northern California                                 Planned                   Under Construction

Southern California                                 Planned                   Planned
Southwest                                           Planned                   Planned

* In service as of March 1997.

     In January 1997, the Company announced an agreement with Teletouch Communications, Inc. ("Teletouch") to jointly share common radio frequency ("RF") transmitters in selected metropolitan markets in the Southeast and Midwest on the commonly held FCC frequency of 157.740 MHz. Under the terms of the agreement, the Company and Teletouch each will control the RF in specific markets and will provide reciprocal rights for interconnect facilities through the Telecator Network Paging Protocol ("TNPP"). The agreement is for an initial period of 10 years and will continue for successive one-year terms. The Company believes this agreement will more efficiently utilize the 157.740 MHz channel capacity and will reduce the Company's capital expenditure requirements for its network infrastructure in certain markets.

     FOCUS ON CO-LOCATION/INTERCONNECTION NETWORK CUSTOMERS. The Company intends to direct its primary network services focus towards building its co-location/interconnection customer base. Although the Company will continue to service its reseller customers, it intends to direct its efforts toward adding new customers that are co-location/interconnection customers and inducing, to the extent feasible, its reseller customers to move to co-location/interconnection services, setting up relationships between the Company's current co-location/interconnection customers and its reseller customers, or otherwise.

     Generally co-location/interconnection accounts produce lower revenues per unit in service, but the costs associated with servicing those accounts are lower. In addition, the Company believes that co-location/interconnection customers tend to be larger and more stable since they have invested in paging terminals and related equipment themselves, and are therefore more likely to enter into and maintain longer term relationships with the Company. The
Company believes that focusing on co-location/interconnection customers will have further advantages in that those customers are often able to provide better local real-time service to smaller local resellers than the Company.

     EXPAND PRODUCT SALES OPPORTUNITIES. The Company has historically offered pagers to its network customers as part of its efforts to add service units through these customers. The Company is presently integrating all of its product sales and inventory activity into its subsidiary, EPS. EPS will continue to offer pager product to the Company's network customers and intends to develop an expanded supply of refurbished product for the Company's networks. EPS typically is able to achieve a lower cost of product for refurbished product compared to new product purchased by the Company directly from the manufacturers. The Company has historically purchased primarily new product for resale to its network customers and expects that an increased offering of refurbished product will enable it to expand its product sales opportunities and reduce its overall product costs.

     PURCHASE SELECTED NETWORKS. The Company has purchased existing paging networks and related licenses to supplement its local and wide-area 157.740 MHz networks. By selling their network assets to the Company and subsequently purchasing network services from the Company as a reseller, operators can focus their resources on subscriber sales and marketing, enabling them to compete more effectively for subscribers. The Company has also purchased networks in which the Company assumed the customer bases, in instances where the purchased network served the reseller channel of distribution. The Company has not purchased direct subscriber bases which would result in its competing with its customers for subscribers. Once purchased, these networks are modified by the Company, as necessary, to ensure that they meet the Company's standards, and are integrated into the Company's TCC operating platform. As of December 31, 1996, the Company had completed 19 network purchases in 12 markets, nine of which were on frequencies other than 157.740 MHz, including 152.60 MHz, 152.84 MHz, 158.10 MHz, 462.80 MHz, 462.825 MHz, and 931.2625 MHz. These purchases resulted in customer relationships that added an aggregate of 66,000 subscriber units to the Company's networks. As of December 31, 1996, six additional acquisitions were pending. The Company may continue to pursue such purchases in the future. In addition to the purchase of network assets and related licenses, the Company may also pursue the purchase of FCC licenses on specific frequencies or similar relationships for local and national coverage for which no network has yet been built.

NETWORK DESIGN AND OPERATIONS

     HUB AND SPOKE ARCHITECTURE. The Company intends to control its nationwide system of local and regional networks from TCCs located in seven cities. Each TCC is a switching center, housing paging terminals, satellite facilities, network monitoring systems, local and long distance telephone lines, and emergency power backup. Each TCC has the capability, via satellite transmission, to monitor any other TCC operation. Furthermore, the Company's network operating expenses are reduced by centralizing engineering, telephone access and technical and maintenance support in the TCCs.

     The TCCs are linked to each other via digital satellite channels, which provide low-cost, flexible transmission. Each TCC is connected to R-POPs, located in other cities, which house local telephone lines, power back-ups and alarm systems. Each R-POP is connected to a TCC via a dedicated T-1 circuit that transports local paging traffic from the R-POP city to the TCC for central processing. The T-1 lines enable TCCs to process telephone numbers that are local to the R-POP city. The T-1 connections between TCCs make possible certain network redundancies and provide fully integrated engineering, billing and customer support capabilities. The satellite up-link station at each TCC transmits the paging traffic to other TCCs and to satellite-controlled transmitters and networks, allowing the Company to extend its network coverage beyond the metropolitan areas in which the TCCs and R-POPs are located more rapidly and economically.

     HIGH-POWER 157.740 MHZ FREQUENCY. In 1990, the FCC authorized the 157.740 MHz frequency for high-power, wide-area paging transmission on a non-exclusive basis. Historically, the 157.740 MHz frequency was used for small paging networks to service local customers, such as hospitals and small businesses. The Company is licensed or has licenses pending to build and operate 157.740 MHz frequency networks in 48 of the 50 largest U.S. metropolitan markets and adjacent areas. Implementation of the Company's strategy, however, does not depend on the exclusive use of the 157.740 MHz frequency. The Company intends to supplement its 157.740 MHz networks with other frequencies, including frequencies in the 900 MHz and 450 MHz bands, for additional local coverage.
In
those areas where 157.740 MHz networks are already operating, the Company intends either to purchase those networks or to enter into co-channel sharing arrangements with the paging carriers in accordance with FCC regulations. One example of a co-channel sharing arrangement is the Company's agreement with Teletouch.

     MULTIPLE FREQUENCY UTILIZATION.  The Company intends to utilize the
157.740 MHz frequency as a foundation for its local and regional networks on a nationwide basis. The Company has selectively purchased and consolidated existing network assets with licenses in the 150 MHz, 450 MHz and 900 MHz bands to provide greater customer flexibility in densely populated markets and may continue to do so in the future.


     The Company estimates that there are thousands of separately owned paging networks in the United States. Many of these networks were built by small carriers and special purpose operators (such as hospitals and universities) that are unable to invest, or have elected not to invest, in upgraded network facilities to meet current subscriber demand. By selling their network assets and FCC licenses to the Company and purchasing network services from the Company as a reseller, these operators can focus their resources on building their subscriber bases.

SALES, MARKETING AND CUSTOMER SERVICE

     NETWORK SERVICES. As a wholesaler, the Company does not market its network services directly to end users and therefore does not compete with its customers for their subscribers. The Company provides selling, marketing and customer services directly to relatively few network customers (currently 870) rather than directly to its customers' many subscribers who have units on the Company's networks (currently over 362,400) and therefore has relatively fewer sales, marketing and customer service personnel.

     Sales personnel are geographically positioned in markets within and adjacent to the Company's TCCs. The Company's network services marketing department supports the sales personnel by developing services and product programs to meet specific customer needs. For example, in February 1997 the Company announced an agreement with Metrocall, Inc. ("Metrocall") which allows the Company to purchase Metrocall's nationwide network services on two 900 MHz frequencies to resell to the Company's customers to complement the local and regional coverage the Company offers on its own networks.

     The Company's network customer service group provides "home office" support to network customers. Customer service personnel are trained to be the bridge between the customer and the Company's engineering department and field sales personnel. Support is provided by a 24-hour hot line, on which a customer service department representative responds to customer requests and notifies the Company's engineering staff of technical problems.

     TECHNICAL SERVICES.   PTS markets its services primarily through referrals
from other customers, and through the business development efforts of its President and its staff engineers.

     PRODUCT SERVICES. EPS markets its services primarily through the efforts of its sales personnel and senior management and through trade advertising and customer referrals.

PRODUCTS AND EQUIPMENT

     The Company does not manufacture any pagers, transmitters, paging terminals or other equipment used in the Company's network service. The Company purchases pagers for sale to its customers. The Company currently purchases pagers from Motorola, NEC America, Inc. and Samsung Electronics Company Ltd., among others, and achieves cost savings through volume purchases. The Company purchases its network equipment from Motorola and Glenayre. The Company anticipates that network equipment and pagers will continue to be available from these suppliers in the foreseeable future. EPS purchases excess pager and cellular inventory from both manufacturers and resellers and used product from resellers and other retailers, then resells it to other companies on an "as is" or refurbished basis.

COMPETITION

     The wireless industry is highly competitive and has few barriers to entry. Companies in the industry generally compete on the basis of price, coverage area, speed and quality of transmission, system reliability and service. Many of the Company's network services competitors currently offer significantly broader coverage than that provided by the Company's existing networks.
Several companies, including Paging Network Inc. ("PageNet") and Mobile Telecommunication Technologies Corp. ("Mtel"), offer national paging services to their subscribers. By contrast, the Company intends to market network services primarily on a local or regional level. The Company also competes with numerous other local, regional and national paging companies. In addition, the United States Congress and the FCC have authorized the use of newly-allocated spectrum for mobile and portable radio communications services, including specifically for narrowband PCS. Through its auction process, the FCC has issued some narrowband PCS licenses, and the licensees are in the process of constructing their facilities. Some of the primary uses envisioned by narrowband PCS licensees are advanced voice paging and two-way acknowledgment paging. It is expected that companies offering narrowband advanced paging will compete with one-way paging companies. In addition, some companies may utilize their broadband PCS licenses to offer paging services in conjunction with other offerings. Additional competitors may enter markets served or proposed to be served by the Company.

     The Company competes with other paging carriers, including PageNet, PageMart Wireless, Inc. and MobileMedia Corporation ("MobileMedia") for reseller customers. By operating as a carrier's carrier of network services, offering flexible service options and wide coverage areas, and by providing technical services and competitive prices for pagers, the Company believes it can compete effectively with these and other paging carriers. In addition, the Company expects that many paging carriers will also become customers of the Company in certain markets. This has already been demonstrated in the Company's current markets, as four of the nation's five largest paging carriers are network customers of the Company and all five are customers of the Company through PTS and EPS. The Company further believes that lower cost technologies, as well as the continued proliferation of wireless services, will continue to drive consumer demand up and pricing down. PTS and EPS each compete with wireless equipment manufacturers and independent providers of their services, primarily on the basis of quality, price, and service.

REGULATION

     The Company's paging operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The FCC permits the provision of paging services on a significant number of frequencies under its regulatory authority. The majority of these frequencies are allocated in low band (30-44 MHz), high band (150-170 MHz), UHF (450-470 MHz) or 900 MHz, each of which has different propagation characteristics. Some of the frequencies are available for one-way paging only, while paging is permitted on an ancillary basis to the primary service on other channels.
There also are differences in the paging transmitter power levels permitted on different frequencies, which affect the range and penetration capability of a paging system.

     Historically, the FCC distinguished between Radio Common Carrier ("RCC") paging, which was authorized under Part 22 of the FCC rules, and private paging systems, including Private Carrier Paging ("PCP") systems, which were authorized under Part 90 of the FCC rules. RCC systems were considered common carriers under the Communications Act, and were subject to statutory and FCC common carrier obligations, but were granted exclusive use of their authorized frequencies within a defined geographic area. By contrast, private paging systems, including PCPs, were not regulated as common carriers under the Communications Act and were assigned paging frequencies on a shared, non-exclusive basis. Under the PCP regulatory approach, multiple unrelated licensees might be required to share the use of a frequency in a given geographic area. Efficient shared channel use typically is accomplished by sharing airtime using a single paging terminal, by physically linking the co-channel systems, or by sharing airtime on a party-line basis. To date, under this type of shared frequency usage, FCC licenses can be obtained relatively easily for minimal frequency coordination and FCC filing fees.

     The Company has FCC licenses, or licenses pending, to build and operate high power PCP 157.740 MHz frequency networks in 48 of the 50 largest U.S. metropolitan markets and adjacent areas, and has license applications in the FCC frequency coordination process with respect to the remaining two. The FCC frequency coordination process is an interim step imposed by the FCC on all PCP license applications prior to filing with the FCC. In addition, the Company has FCC licenses to operate nonexclusive PCP 462.825 MHz and 462.800 MHz frequency networks in the Atlanta metropolitan area, exclusive RCC 158.10 MHz,
152.60 MHz and 152.840 MHz frequency networks in certain areas in Florida, New York and Georgia, an exclusive RCC 931.2625 MHz frequency network in Florida, and an exclusive RCC 931.3125 MHz frequency network in New York. The FCC licenses set forth the technical parameters, such as signal strength and tower height, under which the Company is authorized to use those frequencies.

     In February 1993, the FCC proposed to permit PCPs to "earn" frequency exclusivity on 929 MHz paging frequencies by building a prescribed number of transmitters within a defined geographic area, and to authorize such systems on either a local, regional or nationwide basis. Rules were adopted in November 1993 reflecting these changes, and a significant number of 929 MHz PCP licensees either have already qualified for some level of geographic exclusivity based on already operational facilities, or have acquired licenses for facilities which, if constructed within the requisite time period, will entitle the PCP to claim geographic exclusivity. On February 13, 1996, the FCC released a Memorandum Opinion and Order generally affirming its rules governing paging licenses on the 929 MHz frequency.

     In August 1993, Congress amended the Communications Act and redefined the regulatory classifications for all land mobile services as either Commercial Mobile Radio Services ("CMRS"), considered common carrier offerings, or Private Mobile Radio Services ("PMRS"). Both RCC and PCP services were subsequently classified by the FCC as CMRS. All RCC and PCP paging systems currently are regulated as CMRS.

     As a CMRS provider, the Company is subject to certain regulations as a common carrier under the Communications Act, including the duty to offer service on a non-discriminatory basis at just and reasonable rates. The Company is also subject to the complaint process for violations of the Communications Act or FCC rules. In addition, the Company must obtain FCC approval prior to consummating any assignments of license or authorizations or any transfer of control of the Company.

     In the 1993 legislation, the Commission was given statutory authority to award licenses by competitive bidding, or auction procedures, when there are mutually exclusive applications from entities proposing to provide a commercial service to subscribers. PCPs and RCCs fall within the definition of applications subject to the FCC's auction authority. In conjunction with its enactment of a CMRS/PMRS regulatory framework, Congress directed the FCC to review and revise its regulations to develop comparable regulatory schemes for CMRS services determined to be substantially similar to one another. In the proceeding in which the FCC addressed this statutory directive, the FCC determined that RCC and PCP services were substantially similar to one another and to other CMRS services to the extent that they are offered on exclusive frequencies. The FCC commenced a proceeding to align more closely the regulatory frameworks for RCC (Part 22) services and PCP (Part 90) services.

     On February 9, 1996, the FCC released the Notice of Proposed Rulemaking ("NPRM"), which addressed potential changes in the FCC's regulation and licensing of the paging industry. Among other things, the FCC considered converting some or all of the non-exclusive PCP frequencies, including the
157.740 MHz frequency, to exclusive use frequencies, in which event the Company could be required to engage in competitive bidding to obtain additional paging licenses. The NPRM also proposed several changes to the current system of licensing in the paging industry, including potential geographic licensing and competitive bidding for mutually exclusive applications.

     During the pendency of this paging rulemaking proceeding, the FCC initially suspended acceptance of all new applications for paging licenses except applications for minor modifications of existing RCC and 929 PCP channels (the "Application Freeze"). Under this initial order, as of February 8, 1996, the FCC would not accept new applications for non-exclusive PCP channels. As of February 8, 1996, the Company had submitted 34 applications for non-exclusive 157.740 MHz licenses to a licensing coordinator pursuant to the FCC's frequency coordination process. The Company filed these applications to obtain new licenses for locations as to which the Company held licenses that had expired, and as to which the Company had not yet installed and activated radio transmitters, including locations in two of the 50 largest U. S. metropolitan markets. On February 8, 1996, the Company also had on file at the FCC five applications for exclusive use licenses on the 931.2625 MHz frequency which were not considered mutually exclusive with any other application.

     On April 22, 1996, the FCC adopted an order (the "Interim Licensing Procedure") in which it eased the Application Freeze on the acceptance of applications for licenses for paging channels, including the shared channel primarily utilized by the Company (157.740 MHz). Under the Interim Licensing Procedure, the FCC allowed applications to be filed for new sites on these channels if the applicant certified that the proposed site is within 40 miles of an operating transmission site which was licensed to the same applicant on the same channel prior to February 8, 1996. On June 11, 1996, by its own motion, the Commission modified the Interim Licensing Procedure to allow incumbent licensees also to add sites within 40 miles of an operating transmission site for which an application from the same applicant on the same channel was pending at the FCC on or before September 30, 1995. Additionally, the Commission stated that all non-mutually exclusive paging applications received through July 31, 1996 would be processed under the Interim Licensing Procedure. Applications received after July 31, 1996 and any application considered mutually exclusive would be subject to the final rules adopted in the paging rulemaking proceeding.

     Since the effective date of the Interim Licensing Procedure, the Company filed for 83 additional licenses within the 40 miles of its operating transmission sites prior to July 31, 1996. The Company also submitted three applications which did not meet the Interim Licensing Procedure requirements and sought a waiver of such requirements.

     As a result of the NPRM and the subsequent actions of the FCC noted above, the Company has been forced to modify its prior build-out schedule to install transmitters on an expedited basis in areas where it has needed to protect its license position. These unscheduled installations have delayed and may continue to delay the Company's build-out of certain markets in the Company's planned nationwide expansion.

     On February 19, 1997, the Commission adopted a Second Report and Order (the "Paging Second Report and Order") and Further Notice of Proposed Rulemaking (the "Further Notice") in which it declined to convert the non-exclusive PCP frequencies, including the 157.740 MHz frequency, to exclusive use frequencies. The Further Notice, however, seeks additional guidance in connection with the continued licensing procedure of the non-exclusive PCP channels. The Commission is concerned, in light of its decision to license the exclusive paging channels on a geographic basis by competitive bidding, that there is a potential for application fraud by telemarketers for the non-exclusive PCP frequencies. It, therefore, seeks comment on what methods could be used to eliminate or reduce the problem. Primarily, the Commission proposes to modify the application form, but also asks whether the frequency coordination process could be modified to reduce the fraudulent or speculative applications.

     The Commission also ordered that all non-mutually exclusive applications filed with the Commission on or before July 31, 1996 will be processed. All mutually exclusive applications which are pending regardless of when filed will be dismissed. All applications (other than applications on nationwide and shared channels) filed after July 31, 1996 will be dismissed. Finally, during the pendency of the Further Notice, the Interim Licensing Procedure for the non-exclusive PCP channels will continue for incumbent licensees only allowing those incumbents to file for additional licenses anywhere. The Commission also will accept applications from new applicants for private, internal-use systems on the non-exclusive PCP channels, including the 157.740 MHz frequency. The Company, therefore, believes that its applications currently on file with the FCC, including its three applications with associated waiver requests, should be processed and, upon the effective date of the rules adopted by the Paging Second Report and Order, the Company will be able to file applications for new sites whenever needed.

     In addition, the Commission excluded PCP channels from being licensed on a geographic basis and declined to subject the non-exclusive PCP frequencies, including the 157.740 MHz frequency, to the competitive bidding process.

The Company, therefore, will not be required to participate in a competitive bidding process to expand its paging systems operating on the 157.740 MHz frequency.

     The Commission, however, adopted a geographic licensing scheme and implemented a competitive bidding process for the exclusive RCC and PCP channels. Specifically, the FCC adopted geographic licensing for all 931 MHz and all exclusive 929 PCP paging channels based on Rand McNally's Major Trading Areas ("MTAs"). Licenses below 929 MHz will be geographically licensed based on the Department of Commerce's 172 Economic Areas. The FCC also excluded from its plan those channels that already have been assigned to single licensees on a nationwide basis under existing FCC rules.

     Consequently, the Company may be unable to expand its service areas for its exclusive 931 MHz systems or its other RCC systems unless it participates in a competitive bidding process or it can reach an agreement with the geographic licensee. In the Further Notice, the FCC proposed to permit a geographic licensee to either desegregate its spectrum, i.e., assign a discrete portion or "block" of spectrum licensed to a geographic licensee, or partition its licensed area, or both. The Commission has adopted, or proposed, a similar approach in other CMRS services, such as the broadband Personal Communications Services and the Specialized Mobile Radio Services. Adoption of the disaggregation and partitioning proposals would permit the Company to acquire licensing rights to expand its current exclusive RCC frequencies or further supplement its operation on 157.740 MHz through agreement with a geographic licensee without requiring participation in a competitive bidding process. There is no guarantee that the Commission will adopt this initiative.

     The FCC further concluded that each existing paging licensee will be allowed to either (i) continue operating under existing authorizations or (ii) trade in its site-specific licenses for a single system-wide license. Geographic licensees will be required to afford incumbent constructed and operational stations protection from interference within their service areas. In the 931 MHz and 929 MHz band, the Commission adopted the existing co-channel interference protection standards used with respect to the 931 MHz band. The Commission will continue to use the current co-channel interference protection formulas for the RCC channels below 931 MHz. No incumbent licensees will be allowed to modify or expand their systems beyond their composite interference contour without the consent of the geographic licensee (unless the incumbent licensee is itself the geographic licensee for the relevant channel). The Company, therefore, may continue to operate the systems as currently authorized and may make minor modifications to the systems, including adding new sites to supplement coverage within the current composite contours of the particular system.

     The FCC also has other various ongoing rulemaking proceedings which may affect the Company such as resale and interconnections obligations in a competitive paging marketplace and universal service obligations.

     On June 12, 1996, the Commission adopted a First Report and Order which became effective August 23, 1996 in which it declined to impose a resale obligation on either RCC or PCP licensees. The Commission found that resale is an established practice in the paging service and competition appears to be vigorous.

     On August 1, 1996, the FCC adopted both a First Report and Order and Second Report and Order in FCC Docket No. 96-98 (the "Orders"), in which it adopted rules implementing the local competition provisions of the 1996 Telecommunications Act. As adopted, the Orders would modify the charges imposed on telecommunications carriers, including commercial mobile radio service providers such as the Company, by local exchange carriers. Among other provisions, the Orders required local exchange carriers to provide commercial mobile radio service providers with reciprocal compensation for transport and termination of local traffic and a "fresh look" at existing non-reciprocal agreements. The Orders were expected to reduce the charges currently assessed by local exchange carriers for providing local DID numbers, as well as for the associated trunking charges, which are a significant portion of the Company's cost of providing service. In addition, the Company was expected to become eligible to receive revenue for terminating local exchange carriers' traffic on its networks.

     On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit imposed a "stay" on certain provisions of the Orders. On November 1, 1996, the same court, acting on an emergency motion filed by AirTouch Communications, lifted the stay with respect to the reciprocal compensation and "fresh look" provisions as they apply to commercial mobile radio service carriers.

     On November 7, 1996, the Commission adopted the Recommended Decision on the mandate for universal service set forth in the Telecommunications Act of 1996 by the Federal-State Joint Board on Universal Service (the "Joint Board"). Under the Joint Board's recommendation, all carriers that provide interstate telecommunications services for a fee to the public would be required to contribute to support the universal service fund. It had been recommended that paging companies be exempted from such contribution because of their low profit margin, but the Joint Board did not concur with such recommendations. The Joint Board recommended that contributions be based on a carrier's gross telecommunications revenues (both interstate and intrastate) net of payments to other carriers. The Commission sought comments on the recommendations, but has not adopted final rules concerning the universal service requirements. Should the Commission require paging carriers to contribute to the universal service fund, such contribution may adversely impact the Company's financial condition or results of operations.

     In addition to regulation by the FCC, paging systems are subject to certain Federal Aviation Administration regulations with respect to the height, location, construction, marking and lighting of towers and antennas.

     State and local regulations may require the Company to submit for prior approval the terms and conditions under which it plans to provide network services. However, state and local regulators are preempted by Federal law from regulating rates and approvals required to enter the market. There can be no assurance that future Federal, state or local legislation or regulations would not have a material adverse effect on the Company.

     Certain of the Company's operations are subject to state and Federal environmental regulation, but the related cost to date of compliance has been minimal.

EMPLOYEES

     On December 31, 1996, the Company had 362 employees, 109 of whom were engaged in administration, 38 in marketing and sales, 75 in engineering and operations and 140 in product repair. The Company's employees are not unionized, and the Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company leases approximately 38,000 square feet of office space in Norcross, Georgia for its headquarters facility for a ten-year term expiring in 2005. The Company also leases 57,332 square feet of space in Dallas, Texas for its EPS operations for a term expiring in 1999, and 9,495 square feet at a vacated facility with a term expiring in 1997.

     The Company has approximately 448 site and tower leases for the operation of its network transmitters and other equipment on commercial broadcast towers and at other fixed sites. These leases have varying terms including certain renewal or extension options.

     The Company currently leases a total of approximately 57,000 square feet at eight different locations for its TCCs. These leases expire at various dates from 1998 to 2007.

     The Company believes that in general the terms of its leases are competitive based on market conditions. The Company believes its facilities are suitable and adequate for its purposes.

ITEM 3.  LEGAL  PROCEEDINGS

     The Company may become subject to various legal proceedings arising out of its operations in the ordinary course of business. The Company is not currently a party to, and no property of the Company is presently the subject of, any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company at March 15, 1997:

NAME                                            TITLE                         AGE
----                                                                          ---
Mark H. Dunaway........  Chairman of the Board of Directors, Chief Executive
                         Officer and Treasurer                                51
Michael J. Saner.......  President and Director                               55
Kim Smith Hughes.......  Chief Financial Officer                              41
Eugene H. Kreeft.......  Executive Vice President of Engineering              47
Mary Ann Haskins.......  Vice President of Corporate Relations                35
Mark B. Jones..........  Vice President of Legal Affairs and Secretary        39
Patrick T. Markey......  Vice President of Marketing                          46
Gary E. Park...........  Vice President of Sales                              49
Christopher S. Chessler  Vice President of Caller Pays Sales                  36
Kathryn Loev Putnam....  Vice President of Corporate Development              32


     Mark H. Dunaway, a founder of the Company, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since 1991. From 1986 to 1994, he served as the Chairman and Chief Executive Officer of The Beeper Company of America, Inc., a company he founded. The Beeper Company of America, Inc. provided paging services to more than 60,000 subscribers before it was sold in 1994 to Arch Communications Group, Inc. During 1987, Mr. Dunaway founded Dunaway Enterprises, Inc., a consulting company which supplied management consulting services to British Telecom's paging operations in the United Kingdom and other companies, and served as its Chief Executive Officer and Chairman from 1987 to 1994. Mr. Dunaway also served as President of British Telecom's paging subsidiary in New York and Chairman of the Board of Directors of Metrocast Inc. in San Diego, California, one of British Telecom's investments in the United States. From 1982 to 1985, Mr. Dunaway served as President of A Beeper Company Associates, a national paging and cellular service company which he founded, which serviced more than 200,000 pagers and had more than $60 million in annual sales in 1985. A Beeper Company Associates served as the sales and marketing agent for paging services for 14 of the 22 domestic Bell operating companies and as the cellular service reseller for all of the domestic Bell operating companies, until its sale to Bell Atlantic Corporation in 1985. Mr. Dunaway has served on a number of committees for the Personal Communications Industry Association ("PCIA"), the wireless industry trade association. Mr. Dunaway was a minority shareholder and a director of EPS prior to its acquisition by the Company in 1996.

     Michael J. Saner, a founder of the Company, has been President and a director of the Company since 1991. From 1991 to 1993, Mr. Saner served as President of Paging Services, Inc. ("PSI"), a paging-related repair, maintenance, installation and sales company he founded and served as a director until 1996, which is a distributor for Glenayre and the exclusive repair facility in the United States for portions of the Glenayre terminal product line. PSI was acquired by the Company in July 1996 and is now known as Preferred Technical Services, Inc. From 1988 to 1990, he was also President of IAX, Ltd., a computerized automobile brokerage firm he founded. From 1984 to 1990, Mr. Saner served as President of Message World, Inc., a voice mail and paging company he founded, with offices in Atlanta, Baltimore, Houston, and Washington, D.C. In 1990, Mr. Saner acquired the operating assets of Message World, Inc. and until 1997 served as President of this business, which operated as Saner Communications Inc. ("SCI"). From 1980 to 1985, Mr. Saner was employed by BBL Industries, Inc., a paging equipment manufacturer, as Executive Vice President of Sales and Marketing and then as President and Chief Operating Officer. From 1971 to 1980, he was employed by Motorola, eventually serving as district manager for the utility market. From 1986 to 1988, Mr. Saner served as President of the Georgia Association of Telemessaging Services, and served from 1992 to 1993 as a member of the Board of Directors of the Association of Telemessaging Services International.

     Kim Smith Hughes has served as Chief Financial Officer of the Company since September 1995 and served as Controller from November 1994 to September 1995. During 1994, Ms. Hughes served as Vice President, Financial Planning and Captive Services of American Security Insurance Company, a property and casualty reinsurance company. From 1993 until 1994, Ms. Hughes was Chief Financial Officer of Nomix, Inc., a manufacturer of an herbicide delivery system. From 1986 to 1993, Ms. Hughes was employed by Bausch & Lomb Oral Care Division, Inc. as Chief Financial Officer. In 1985, Ms. Hughes was employed by Bell Atlantic Corporation as Assistant Controller for its subsidiary, A Beeper Company Associates. She is a certified public accountant who began her career with Ernst & Young LLP in 1980.

     Eugene H. Kreeft, a founder of the Company, has been Executive Vice President of Engineering of the Company since 1992. From 1989 to 1992, Mr. Kreeft served as Glenayre's Director of Technical Sales Support, U.S. Operations. From 1981 to 1989, Mr. Kreeft was employed by BBL Industries, Inc., a paging equipment manufacturer, where he served as Vice President of Applications/New Product Development from 1987 to 1989 and as Vice President of Engineering and Manufacturing from 1985 to 1987. Mr. Kreeft has also held management and engineering positions with Motorola, RAM Broadcasting Corp., AT&T Corp. and Western Union Corporation. He has served on the Education Committee of PCIA, and has been a contributing author to the publication "A Comprehensive Guide to Paging."

     Mary Ann Haskins has been with the Company since 1991, serving as Vice President of Corporate Relations since March 1995. From July 1993 to March 1995, she served as Vice President of Operations, and prior to that she served in various other capacities including Corporate Secretary, Assistant Treasurer and Director of Operations. From 1987 to 1992, Ms. Haskins was employed by Dunaway Enterprises, Inc., where she served as Corporate Secretary and Assistant Corporate Treasurer and as general manager for The Beeper Company of Georgia, Inc. She was also an officer of several companies affiliated with Dunaway Enterprises, Inc. Ms. Haskins was employed by A Beeper Company Associates from 1984 to 1987.

     Mark B. Jones has been the Vice President of Legal Affairs and Secretary of the Company since October 1995. From 1989 to 1995, he was engaged in the private practice of law with the law firm of Bodker, Ramsey & Andrews in Atlanta, Georgia, focusing on corporate and tax matters. From 1982 until 1989, Mr. Jones, who is a certified public accountant, was employed as a Tax Manager with Arthur Andersen LLP.

     Patrick T. Markey was named Vice President of Marketing of the Company in November 1996, and from September 1995 until November 1996, he served as Vice President of Sales and Marketing. From 1990 to 1994, Mr. Markey served as Director of Marketing and from 1994 to 1995 as Vice President of Sales and Marketing of Dial Page, Inc., a company engaged in the paging, wireless messaging and voice mail business in the Southeastern United States. From 1988 to 1990, Mr. Markey served as Director of Marketing of Ameritech Mobile Communications, Inc. Prior to 1988, Mr. Markey served in various marketing and sales capacities with King Communications, Inc., a paging carrier.

     Gary E. Park has served as Vice President of Sales of the Company since December 1996. Before joining the Company, he was employed by Mtel's subsidiary SkyTel, a nationwide paging company, from 1992 to 1996. While at SkyTel, Mr. Park held the position of Vice President - General Sales from 1995 to 1996, responsible for resellers, strategic partnerships, agents and new business distribution within the United States and was Vice President - Major/National Accounts from 1992 to 1995, establishing SkyTel's major/national accounts direct sales organization. Prior to his employment with SkyTel, Mr. Park worked for Sprint, a telecommunications company, from 1981 to 1992, serving as a Vice President and General Manager of Business Services (1988 to
1992) and Regional Sales Director (1986 to 1988).

     Christopher S. Chessler has been with the Company as Vice President of Caller Pays Sales since December 1996. He has fourteen years of experience in consumer electronics, having been employed by Thomson Consumer Electronics, an electronics manufacturer and distributor, from 1987 to 1996. While at Thomson, Mr. Chessler was General Manager of Marketing for Thomson's General Electric ("GE") brand from 1995 to 1996, with responsibility for the marketing efforts for all of Thomson's GE consumer electronic products. Before serving as General Manager, Mr. Chessler was Vice President of Sales and Marketing/Canada from 1993 to 1995 and was Vice President of Marketing/Canada from 1992 to 1993.

     Kathryn Loev Putnam has been with the Company as Vice President of Corporate Development since April 1996. From 1994 to 1996, Ms. Putnam was employed by Legg Mason Wood Walker, Inc., an investment banking and stock brokerage firm, in Philadelphia, Pennsylvania, where she served as Vice President in the Corporate Finance Department. From 1991 to 1994, Ms. Putnam served as Assistant Vice President in the Corporate Finance Department of Janney Montgomery Scott Inc., an investment banking and stock brokerage firm.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND DIVIDEND INFORMATION

     Since March 1, 1996, the Company's Common Stock has traded on the Nasdaq Stock Market's National Market under the symbol "PFNT." Prior thereto, there was no established public trading market for the Common Stock.

     The high and low sale prices on a quarterly basis since March 1, 1996 for the Company's Common Stock as reported by the Nasdaq Stock Market are as follows:

                                                                  Price
                   Quarter Ended                             High        Low
-------------------------------------------------          --------   -------
March 31, 1996  . . . . . . . . . . . . . . . . .          $10.25      $9.00
June 30, 1996   . . . . . . . . . . . . . . . . .            9.25       7.25
September 30, 1996   . . . . . . .  . . . . . . .            9.25       5.75
December 31, 1996   . . . . . . . . . . . . . . .            9.00       5.75

     On April 7, 1997, there were approximately 1,500 stockholders of the Company, based on the number of holders of record and an estimate of the number of individual stockholders represented by securities position listings.

     Since organization, the Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of dividends paid with respect to previously outstanding Redeemable Convertible Preferred Stock.

     The Company instead intends to retain all working capital and earnings, if any, for use in the Company's operations and the expansion of its business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

     The Company's credit facilities contain covenants which, among other things, limit the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     On July 3, 1996, the Company acquired by merger all of the outstanding stock of PSI for $750,000. The Company paid $250,000 in cash and issued 58,823 shares of Common Stock to two accredited investors.

     On September 13, 1996, the Company acquired substantially all the assets of Big Apple Paging Corporation for approximately $3.8 million. The Company paid approximately $1.7 million in cash and issued 290,915 shares of Common Stock to one accredited investor.

     On December 3, 1996, the Company acquired by merger all of the outstanding stock of EPS for approximately $4.8 million and possible additional consideration of up to $5 million. The Company paid $300,000 in cash and issued 673,524 shares of Common Stock to six accredited investors.

     On January 31, 1997, the Company acquired by merger all of the outstanding stock of Mercury Paging & Communications, Inc. for approximately $14.2 million. The Company paid approximately $10.3 million in cash and issued 624,321 shares of Common Stock to four accredited investors, 156,080 of which are being held in escrow and will be released after March 1997, subject to reduction if certain revenue targets are not met.

     All of these transactions were exempt from the Securities Act of 1933 by reason of Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial and operating data as of and for each of the five years ended December 31, 1996 are derived from the consolidated financial statements and other records of the Company. The data should be read in conjunction with the consolidated financial statements and related notes and other financial information included herein.


                                                                         YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                             1992        1993     1994      1995       1996
                                                           ------     -------   -------   -------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE, UNIT AND ARPU AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues
 Network services........................................  $  204     $   937   $ 1,959   $ 3,549   $  6,121
 Product sales...........................................     316       1,412     2,097     3,651      5,818
 Other services..........................................       2          24        26       153      1,411
                                                           ------     -------   -------   -------   --------
  Total revenues.........................................     522       2,373     4,082     7,353     13,350
                                                           ------     -------   -------   -------   --------
Cost of revenues
 Network services.........................................     88         523       977     1,768      4,621
 Product sales............................................    314       1,402     2,103     4,558      8,329
 Other services...........................................     -          -         -         -          662
                                                           ------     -------   -------   -------   --------
  Total cost of revenues..................................    402       1,925     3,080     6,326     13,612
                                                           ------     -------   -------   -------   --------
Gross margin..............................................    120         448     1,002     1,027       (262)
Selling, general and administrative expenses..............    409         868     1,506     3,180      8,338
Depreciation and amortization.............................     91         267       492       764      2,479
                                                           ------     -------   -------   -------   --------
  Operating loss..........................................   (380)       (687)     (996)   (2,917)   (11,079)
Interest expense..........................................     82         158       337       317        242
Interest income...........................................      -           -         7       364      1,122
                                                           ------     -------   -------   -------   --------
  Net loss................................................ $ (462)    $  (845)  $(1,326)  $(2,870)  $(10,199)
                                                           ======     =======   =======   =======   ========

Net loss per share of Common Stock (1).................... $(0.06)    $ (0.10)  $ (0.15)  $ (0.48)  $  (0.79)
Weighted average number of common shares used in
 calculating net loss per share of
 Common Stock.............................................  7,269       8,440     9,107     9,158     13,643

OTHER OPERATING DATA:
Reseller units (at end of period).........................  9,059      34,129    61,055   129,983    186,482
Co-location/interconnection units (at end of period)......     -          -       3,393    23,918     89,236
                                                           ------     -------   -------   -------   --------
  Total units in service..................................  9,059      34,129    64,448   153,901    275,718
Units under agency agreement (at end of period)...........     -          -          -        -       86,763
                                                           ------     -------   -------   -------   --------
  Total units.............................................  9,059      34,129    64,448   153,901    362,481
                                                           ======     =======   =======   =======   ========

Average revenue per unit (ARPU)(2)........................ $ 3.08     $  3.69     $3.38   $  2.94   $   2.48
EBITDA(3)................................................. $ (289)    $  (420)    $(504)  $(2,153)  $ (8,600)
Capital expenditures (including network asset purchases).. $  951     $ 2,053   $ 1,166   $ 4,226   $ 15,870

                                                                              DECEMBER 31,
                                                           -------------------------------------------------
                                                             1992        1993     1994      1995       1996
                                                           ------     -------   -------   -------   --------
BALANCE SHEET DATA:                                                          (IN THOUSANDS)
Current assets............................................ $  228     $   522   $ 1,236   $11,757   $ 30,725
Property and equipment....................................    913       2,699     3,375     6,885     21,559
Total assets..............................................  1,141       3,235     4,650    20,046     66,125
Notes payable, including current portion..................    771       2,379     2,998     5,413     17,025
Redeemable convertible preferred stock, net...............     -           -      1,155    21,659        -
Stockholders' equity (deficit)............................   (317)        457      (669)   (7,806)    40,583

(1) Of the net proceeds from the Company's 1996 initial public offering (the "IPO"), approximately $5.4 million was used to repay certain indebtedness. Assuming the issuance and sale of a number of shares that would generate net proceeds of approximately $5.4 million and assuming that such indebtedness had been repaid rather than outstanding during 1996, supplemental loss per share of Common Stock would have been $(0.77) for the year ended December 31, 1996.

(2) "ARPU" represents average revenue per unit and is calculated by dividing network service revenues for the month by total units in service at month end. ARPU for periods greater than one month equals the average of the monthly ARPUs during the period. ARPU for 1992 equals the average of the eleven months during which the Company had network service revenues.

(3) "EBITDA" represents earnings before interest expense, interest income, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the telecommunications industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles), as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

     The Company provides outsourcing services to the wireless industry and currently provides services to nine of the ten largest paging companies, the two largest manufacturers of wireless network infrastructure, one of the largest cellular product manufacturers and two regional Bell operating companies. The Company commenced operations in 1991 as a carrier's carrier of one-way paging networks, whereby the Company's customers purchase airtime on the Company's networks and resell it to their subscribers. During the second half of 1996, the Company began to broaden its service offerings and expand its customer base through two acquisitions of businesses which provide non-network based services.

     In July, the Company acquired Preferred Technical Services, Inc. ("PTS"), a provider of paging network equipment installation, maintenance and engineering services, supporting one-way and two-way paging platforms, including PCS services. Established in 1991, PTS provides technical services to three of the five largest paging companies and to the two largest manufacturers of wireless network infrastructure. PTS is the exclusive authorized repair facility for the first generation paging terminal made by Glenayre Electronics, Inc. ("Glenayre") and is also an authorized provider of repair and maintenance service for the Unipage terminal for Motorola, Inc. ("Motorola"). PTS also provides installation and maintenance of equipment for other carriers in the carriers' own network facilities as well as for customers that co-locate terminal equipment in one of the Company's Technical Control Centers ("TCCs"). PTS intends to expand nationwide by locating engineering personnel in each of the Company's TCCs.

     In December, the Company acquired EPS Wireless, Inc. ("EPS"), a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services. EPS provides product services to four of the five largest paging companies and one of the two largest cellular product manufacturers. EPS provides the Company with improved cost economies to meet the growing demand for total product and inventory solutions. EPS also broadens the Company's customer base by supporting companies in markets where the Company does not currently operate networks and by supporting additional wireless services and frequencies that do not operate on the Company's networks.

     NETWORK SERVICES. As of December 31, 1996, the Company provided network services to four of the five largest paging companies. Due to the Company's carrier's carrier strategy, the revenues and expenses that the Company generates from its operations are significantly different from those of a full-service vertically integrated paging carrier. The Company has lower revenues per unit in service than full-service vertically integrated paging carriers, but also has lower expenses per unit in service because the Company provides selling, marketing and customer support services directly to relatively few network services customers (currently 870) rather than directly to its customers' many subscribers who have units on the Company's networks (currently over 362,400). As the Company shifts its focus to co-location/interconnection customers, it expects that ARPU will continue to decline as well as the associated expenses per unit. See "Business".

     The Company derived its network services revenue in 1996 and prior years principally from two sources -- fixed periodic (usually monthly) fees charged to its customers for network services that its customers purchase in order to resell paging services to their subscribers, and from the sale of pagers to its customers. As long as a customer maintains units in service on the Company's networks, the Company's future operating results should benefit from the recurring fees charged to the customer for those units in service with minimal additional selling expenses to the Company. Although the Company is aware that its customers experience turnover in their subscriber bases ("churn"), the Company cannot accurately measure the churn rate among its customers' subscribers because the Company's services are provided on a wholesale basis to its customers. While the Company is often not able to determine the reason for the loss of a particular customer, the Company believes that it has not had a significant loss of customers as a result of customers seeking lower rates from other paging carriers.

     The markets in which the Company and its network services customers operate and plan to operate have numerous paging and other wireless service providers that compete primarily on the basis of price and, to a lesser extent, geographic coverage and quality of service. As a result, while the number of traditional one-way pagers in service has increased industry-wide since the Company commenced operations, monthly ARPU with respect to such services has declined for the Company as well as the industry. The Company expects these trends to continue and plans to mitigate the effects of declining monthly ARPU by continuing to increase the number of units in service on its networks and achieving further operating efficiencies through, among other things, its network design and economies of scale. The Company believes that as long as it is able to increase the number of customers it serves and the capacity of its networks, it will continue to benefit from economies of scale. The sale of airtime and switching services are classified as network services in the Company's financial statements.

     The Company sells pagers primarily as a benefit to its customers to facilitate their growth in subscribers, and not as a profit center. The Company has not and does not intend to lease pagers to its customers. As part of the Company's marketing programs to attract customers to resell on its networks and due to the competitive pricing of pagers by the industry, the Company sold pagers below its cost in 1995 and 1996. Pager sales and the associated cost of sales have been classified as product sales in the Company's financial statements.

     The Company's internal growth and expansion into new markets requires capital investment for the installation of paging equipment and network facilities. The Company anticipates that operating expenses and capital expenditures will increase as it pursues its nationwide expansion and that such investments and related operating expenses will result in net losses, negative cash flows from operations and negative EBITDA for at least the next two years, although the Company has experienced positive cash flow from operations and positive EBITDA in many of the local markets in which it operates. The ability to generate net income, positive cash flows from operations and positive EBITDA will depend upon, among other things, the Company's ability to operate efficiently and attract customers to its networks and its customers' ability to add subscriber units to the Company's networks.

     During 1994, 1995 and 1996, the Company derived a portion of its revenues from customers who individually represented over 10% of the respective year's consolidated revenues as follows: Dial Page, Inc. (11% in 1994), Bailey's Communications, Inc. (16% in 1994 and 13% in 1995), and Arch Communications Group (10% in 1996).

     TECHNICAL SERVICES. PTS generates revenues by providing paging network equipment installation, maintenance and engineering services, supporting one-way and two-way paging platforms, including Bell operating companies and carriers. PTS provides installation and maintenance of equipment for other carriers in the customers' own network facilities as well as for customers that co-locate terminal equipment in one of the Company's TCCs. Technical service revenues and the associated cost of revenues are classified as other services in the Company's financial statements.

     PRODUCT SERVICES. EPS generates revenues by providing repair and refurbishment services, sales of new, used and refurbished paging and cellular products and inventory management services. Revenues from the sale of pager and cellular products and the related cost of revenues are classified as product sales in the Company's financial statements.

Pager and cellular repair, refurbishment and inventory management services revenues and cost of revenues are classified as other services in the Company's financial statements.

     The following definitions are relevant to the discussion of the Company's operating results.

     -    Customers on its networks:   The Company groups its network
          customers into two principal categories based on the nature of the services it provides:

          (i) traditional, or non-facilities-based, resellers of paging services ("resellers") and

          (ii) paging carriers and resellers of paging services that own their own switching terminals and connect with the Company's TCC switching centers to resell paging services to their subscribers ("co-location/interconnection" customers).

          Paging carriers from which the Company purchases network assets may subsequently become either reseller customers or co-location/interconnection customers on the Company's networks.

     -    Reseller units:   Pagers in service on the Company's networks which
          were added by its customers that purchase airtime and switching services from the Company.

     -    Co-location/Interconnection units:   Pagers in service on the
          Company's networks which were added by its customers that own their own switching terminals and purchase airtime from the Company.

     -    Units in service:   Pagers in service on the Company's networks.

     - Units under agency agreement: Pagers in service on a network which the Company later acquired. During the time between the signing of a definitive agreement and the completion of certain acquisitions, the Company provided certain services to the prospective seller under an agency agreement related to pagers in service on the networks being acquired.

     -    Subscribers:   The end users who own or rent pagers and receive
          paging services from the Company's customers. The Company does not sell pagers or paging services directly to end-user subscribers.

     -    Revenues:

          (i) Network services: fixed periodic (usually monthly) fees charged to customers for network services (airtime and switching services) which they purchase in order to resell paging services to their subscribers, based on units in service at the beginning of each month;

          (ii)  Product sales:   revenues from the sale of paging and cellular
                products to customers; and

          (iii) Other services: repair and refurbishment services, inventory management fees, product fulfillment fees, technical services, maintenance fees charged to co-location customers for terminal maintenance services, installation fees, and agency fees.

     - ARPU: The Company calculates average revenue per unit by dividing pager airtime revenues for the month by total units in service at month end. ARPU for periods greater than one month equals the average of the monthly ARPUs during the period.

     -    Cost of revenues:

          (i) Cost of network services: the cost of operating technical facilities, site rental, engineering personnel and telecommunications charges, and the cost of providing terminal maintenance services to co-location customers; the incremental costs of entering a new geographic market are capitalized until the Company begins to generate revenue from the sale of network services to its customers;

          (ii) Cost of product sales: the cost of paging and cellular products; and

          (iii) Cost of other services: the cost of repair and refurbishment of paging and cellular products, inventory management services, product fulfillment , technical services and other.

     -    SG&A:   Selling, general and administrative expenses include
          salaries, commissions and administrative costs incurred by the Company relating to sales personnel and related marketing expenses, executive management, accounting, office telephone, rents, maintenance, information services and employee benefits.

     -    EBITDA:   Earnings before interest expense, interest income, taxes,
          depreciation and amortization is a financial measure commonly used in the telecommunications industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles ("GAAP")), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity.

     -    Depreciation and amortization:   The Company's network equipment,
          computer equipment, other equipment, furniture, fixtures, vehicles and leasehold improvements are depreciated over their estimated useful lives ranging from five to seven years. FCC license application fees, goodwill, market entry costs, and other intangible assets are amortized over 15 months to 15 years. Since the Company does not lease pagers to its customers, there is no depreciation expense on pagers.

     The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the three years ended December 31, 1994, 1995 and 1996, as a percentage of total revenues.

                                         YEAR ENDED DECEMBER 31,
                               -------------------------------------------
                                1994           1995           1996
                               -----         --------        -------
Revenues
 Network services............   48.0   %        48.3   %       45.9   %
 Product sales...............   51.4            49.6           43.6
 Other services..............    0.6             2.1           10.5
                               ------        -------         ------
  Total revenues.............  100.0           100.0          100.0
                               ------        -------         ------
Cost of revenues
 Network services............   24.0            24.0           34.6
 Products sales..............   51.5            62.0           62.4
 Other services..............    -               -              5.0
                               ------        -------         ------
  Total cost of revenues.....   75.5            86.0          102.0
                               ------        -------         ------

Gross margin.................   24.5            14.0           (2.0)
S G & A  ....................   36.9            43.2           62.4
Depreciation and amortization   12.0            10.4           18.6
                               ------        -------         ------
  Operating loss.............  (24.4)          (39.6)         (83.0)
Interest expense.............   (8.3)           (4.3)          (1.8)
Interest income..............    0.2             4.9            8.4
                               ------        -------         ------
  Net loss...................  (32.5)  %       (39.0)  %      (76.4)  %
                               ======        =======         ======

EBITDA.......................  (12.4)  %       (29.3)  %     (64.4)   %

     The table below provides information about the Company's units in service on the Company's networks by customer type.

                                          DECEMBER 31,           PERCENTAGE INCREASE IN
                                    ------------------------  ----------------------------
                                     1994    1995     1996      1994        1995    1996
                                    ------  -------  -------  --------  --------  --------
Units in service
 Reseller units...................  61,055  129,983  186,482   78.9 %   112.9 %      43.5 %
 Co-location/interconnection units   3,393   23,918   89,236      -     604.9 %     273.1 %
                                    ------  -------  -------
 Total units in service...........  64,448  153,901  275,718   88.8 %   138.8 %      79.2 %
Units under agency agreement......       -        -   86,763      -         -           -
                                    ------  -------  -------
 Total units......................  64,448  153,901  362,481   88.8 %   138.8 %     135.5 %
                                    ======  =======  =======

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Total revenues increased by $6.0 million, or 81.6%, to $13.4 million for the year ended December 31, 1996 from $7.4 million for the year ended December 31, 1995. Units in service increased by 121,817, or 79.2%, to 275,718 from 153,901 over the same period. Total units, including units under agency agreement, increased by 208,580, or 135.5%, to 362,481 from 153,901 over the same period.

     Revenues from network services increased by $2.6 million, or 72.5%, to $6.1 million for the year ended December 31, 1996 from $3.5 million for the year ended December 31,1995. The increase was attributable to the growth in units in service and the associated recurring revenue stream, which resulted from expansion into eight new markets (New York, Chicago, Detroit, Knoxville, Columbia, Savannah, Raleigh/Durham, and Richmond), continued growth in existing markets and from the acquisition of substantially all of the paging assets of Big Apple Paging Corporation ("Big Apple") which resulted in approximately 27,000 units from reseller relationships. The growth in units in service was offset in part by declining ARPU due to competitive pricing pressures in the industry, a continued shift to co-location/interconnection customers which were 32% of total units in service as of December 31, 1996 up from 16% as of December 31, 1995, and to a lesser extent, unit volume and airtime usage discounts. Co-location and interconnection customers generate lower ARPU to the Company because certain operating expenses customarily incurred by the Company are borne by the customer.

     Revenues from product sales increased by $2.2 million, or 59.4%, to $5.8 million for the year ended December 31, 1996 from $3.7 million for the year ended December 31, 1995. The increase in the number of pagers sold was attributable to continued expansion in existing markets and expansion into new markets. In addition, the average selling price per pager declined as a result of competitive pricing in the industry and the Company's marketing programs to attract resellers to its networks. Revenues from product sales in 1996 also included the sourcing and sales of new and refurbished pager and cellular products by EPS for the month of December.

     Other services revenues increased by $1.3 million, or 822.2%, to $1.4 million for the year ended December 31, 1996 from $153,000 for the year ended December 31, 1995. The increase was primarily due to revenues associated with paging network equipment installation services, maintenance and engineering services resulting from the purchase of PTS in July 1996 and revenues associated with repair and refurbishment of pager and cellular products, inventory management and product fulfillment resulting from the purchase by EPS in December 1996.

     Cost of network services increased by $2.9 million, or 161.4%, to $4.6 million for the year ended December 31, 1996 from $1.8 million for the year ended December 31, 1995. The increase was primarily attributable to the expansion into eight new markets and the increased number of units in service. Cost of network services as a percentage of network services revenue was 75.5% for the year ended December 31, 1996 compared to 49.8% for the year ended December 31, 1995, reflecting the increased number of units in service on existing networks and expansion into new markets where there are currently fewer units in service producing revenue, although the market bears fully-loaded network cost.

     Cost of product sales increased by $3.8 million, or 82.7%, to $8.3 million for the year ended December 31, 1996 from $4.6 million for the year ended December 31, 1995 due to the increased number of pagers sold, offset in part by the decreasing cost to the Company of purchasing pagers. Cost of product sales as a percentage of product sales was 143.2% for the year ended December 31, 1996 compared to 124.8% for the year ended December 31, 1995 reflecting the Company's marketing programs to attract customers to its networks and the competitive nature of pricing in the industry. The Company also reduced the carrying cost of its inventory by $787,000 as of December 31, 1996 to the lower of cost or market compared to a $129,000 reduction as of December 31, 1995.
The cost of product sales also includes the cost of sourcing and sales of new and refurbished pager and cellular products by EPS for the month of December.

     Cost of other services increased to $662,000 for the year ended December 31, 1996 from $0 for the year ended December 31, 1995. The increase was due to the costs associated with network equipment installation, maintenance and engineering services resulting from the purchase of PTS and costs associated with repair of pager and cellular products, inventory management and product fulfillment resulting from the purchase of EPS.

     SG&A increased by $5.2 million, or 162.2%, to $8.3 million for the year ended December 31, 1996 from $3.2 million for the year ended December 31, 1995, and increased as a percentage of total revenues to 62.4% for the year ended December 31, 1996 from 43.2% for the year ended December 31, 1995. The increase reflects additional sales and administrative costs to support the increasing number of customers and expansion into new markets associated with the Company's network services, and the additional personnel associated with PTS and EPS.

     Depreciation and amortization increased by $1.7 million, or 224.6%, to $2.5 million for the year ended December 31, 1996 from $764,000 for the year ended December 31, 1995 primarily due to additional assets purchased or constructed for expansion into new markets and increased amortization of market entry costs as new markets begin to generate revenues. Depreciation and amortization increased as a percentage of total revenues to 18.6% for the year ended December 31, 1996 from 10.4% for the year ended December 31, 1995.

     Interest expense decreased by $75,000, or 23.6%, to $242,000 for the year ended December 31, 1996 from $317,000 for the year ended December 31, 1995. The decrease was due to increased capitalization of interest in the amount of $196,000 on paging assets under construction in 1996. Capital expenditures were $15.9 million for the year ended December 31, 1996 compared to $4.2 million for the year ended December 31, 1995.

     Interest income increased by $758,000 or 208.3% to $1.1 million for the year ended December 31, 1996 from $364,000 for the year ended December 31, 1995. The increase represents interest income from the investment of the funds received from the IPO in March 1996.

     Net loss for the year ended December 31, 1996 as compared to the year ended December 31, 1995 increased to $10.2 million from $2.9 million primarily due to losses incurred on sales of pager products below cost and substantial increases in SG&A, as described above.

     The net loss per share of Common Stock for the year ended December 31, 1996 increased to $0.79 from $0.48 for the year ended December 31, 1995 due to the increased net loss attributable to common stockholders. Weighted average shares outstanding includes cheap stock until the IPO date, as more fully described in Note 1 to the Consolidated Financial Statements.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Total revenues increased by $3.3 million, or 80.1%, to $7.4 million for the year ended December 31, 1995 from $4.1 million for the year ended December 31, 1994. Units in service increased by 89,453, or 138.8%, to 153,901 from 64,448 over the same period.

     Revenues from network services increased by $1.6 million, or 81.1%, to $3.5 million for the year ended December 31, 1995 from $2.0 million for the year ended December 31,1994. The increase was attributable to the growth in units in service and the associated recurring revenue stream, which resulted from approximately 30,000 units from new reseller agreements negotiated after the purchase of certain network assets from BellSouth Telecommunications, Inc., expansion into eight new markets (Philadelphia, Pittsburgh, Orlando, Jacksonville, Miami, Columbia, Savannah and Knoxville) and the continued growth in existing markets. The growth in units in service was offset in part by declining ARPU due to a change in the mix of customer type and, to a lesser extent, unit volume and airtime usage discounts. Co-location and interconnection customers generate lower ARPU to the Company because certain operating expenses customarily incurred by the Company are borne by the customer. The ARPU was also lower on the units in service on certain purchased network assets due to generally fewer paging service features available on those networks.

     Revenues from product sales increased by $1.6 million, or 74.1%, to $3.7 million for the year ended December 31, 1995 from $2.1 million for the year ended December 31, 1994. The increase in the number of pagers sold was attributable to continued expansion in existing markets and expansion into new markets. In addition, the average selling price per pager declined as a result of competitive pricing in the industry and the Company's marketing programs to attract resellers to its networks.

     Cost of network services increased by $791,000, or 80.9%, to $1.8 million for the year ended December 31, 1995 from $977,000 for the year ended December 31, 1994. The increase was primarily attributable to the expansion into new markets and the increased number of units in service. Cost as a percentage of network services revenue was 49.8% for the year ended December 31,1995 compared to 49.9% for the year ended December 31, 1994, reflecting the increased number of units in service on existing networks and market entry costs capitalized in 1995.

     Cost of product sales increased by $2.5 million, or 116.7%, to $4.6 million for the year ended December 31, 1995 from $2.1 million for the year ended December 31, 1994 due to the increased number of pagers sold, offset in part by the decreasing cost to the Company of purchasing pagers. Cost as a percentage of product sales was 124.8% for the year ended December 31, 1995 compared to 100.3% for the year ended December 31, 1994 reflecting the Company's marketing programs to attract customers to its networks and the competitive nature of pricing in the industry. The Company also reduced the carrying cost of its pager inventory by $129,000 for the year ended December 31, 1995 to the lower of cost or market.

     SG&A increased by $1.7 million or 111.2%, to $3.2 million for the year ended December 31, 1995 from $1.5 million for the year ended December 31, 1994, but increased as a percentage of total revenues to 43.2% for the year ended December 31, 1995 from 36.9% for the year ended December 31, 1994. The additional costs reflect additional sales and administrative costs to support the increasing number of customers and expansion into new markets.

     Depreciation and amortization increased by $272,000, or 55.2%, to $764,000 for the year ended December 31, 1995 from $492,000 for the year ended December 31, 1994 due to additional assets purchased or constructed for expansion into new markets. Depreciation and amortization decreased as a percentage of total revenues to 10.4% for the year ended December 31, 1995 from 12.1% for the year ended December 31, 1994.

     Interest expense decreased by $20,000, or 5.9%, to $317,000 for the year ended December 31, 1995 from $337,000 for the year ended December 31, 1994.
The decrease was due to increased capitalization of interest in the amount of $48,000 on paging assets under construction in 1995. Capital expenditures were $4.2 million for the year ended December 31, 1995 compared to $1.2 million for the year ended December 31, 1994.

     Interest income increased by $357,000 to $364,000 for the year ended December 31, 1995 from $7,000 for the year ended December 31, 1994. The increase represents interest income from the investment of the funds received from the sale of the Company's Series B Redeemable Convertible Preferred Stock ("Series B"), which was consummated in June 1995.

     Net loss for the year ended December 31, 1995 as compared to the year ended December 31, 1994 increased to $2.9 million from $1.3 million primarily due to losses incurred due to sales of pagers below cost and substantial increases in SG&A, as described above.

     The net loss per share of Common Stock for the year ended December 31, 1995 increased to $0.48 from $0.15 for the year ended December 31, 1994 due to the increased net loss and the increase in net loss attributable to holders of Common Stock resulting from the accretion of the Company's Series A Redeemable Convertible Preferred Stock ("Series A") sold in 1994 and 1995 and the Series B sold in 1995 and the accrued dividends on the Series B. Weighted average shares outstanding includes cheap stock in both periods as more fully described in Note 1 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's expansion strategy will continue to require substantial funds to finance the expansion of existing operations, the expansion into new markets as part of the nationwide build-out of its networks, the purchase of network assets and related FCC licenses, capital expenditures, debt service and general corporate purposes.

     The Company's net cash used in operations was $222,000, $3.9 million and $6.3 million for the years ended December 31, 1994, 1995 and 1996, respectively. The primary reason for the increase in 1996 in net cash used in operations has been the rapid expansion of the Company's networks and the associated increase in accounts receivable, inventory and operating expenses to support a rapidly growing business.

     Capital expenditures were $1.2 million, $4.2 million and $15.9 million for the years ended December 31, 1994, 1995 and 1996, respectively, reflecting expansions of the Company's networks. The Company has funded its expansion in the past by equity infusions, bank and finance company debt, loans from stockholders, and vendor and seller financing. The Company anticipates capital expenditure requirements of at least $10.0 million during 1997 related to the nationwide expansion of its networks, including purchases of network assets and related equipment.

     The Company has augmented its wide-area 157.740 MHz networks by purchasing and consolidating existing local network assets licensed on the 150 MHz, 450 MHz and 900 MHz frequency bands to offer additional capacity and flexibility to its customers. As of December 31, 1996, the Company was constructing networks in 28 markets, including Boston, Denver, Seattle, San Francisco, Los Angeles, Cleveland, Cincinnati, Indianapolis, and Minneapolis. As of December 31, 1996, the Company had completed 19 network asset purchases (network equipment and related licenses), resulting in the expansion of the Company's 157.740 MHz networks into markets served by its Southeast and Northeast TCCs, and the addition of network assets in the 450 MHz and 900 MHz bands in certain markets in the Southeast and Northeast United States. Two of the most significant of these were the purchase of network assets in Georgia and Florida from BellSouth Telecommunications, Inc. in the third quarter of 1995 and the purchase of network assets in New York, New Jersey, and Connecticut from Big Apple in the third quarter of 1996. As a result, the Company added additional spectrum on a local basis on radio common carrier ("RCC") 152.84 MHz, 152.60 MHz, 158.10 MHz, and 931.2625 MHz frequencies.
After the 1995 and 1996 purchases, the Company was successful in negotiating contracts with the resellers of paging services, resulting in the addition of over 30,000 and 27,000 units in service, respectively, on these networks.

     The Company received $18.2 million in equity financing through the issuance of the Series A and Series B during 1994 and 1995. Dividends accrued on the Series B at the rate of 12.0% of its liquidation value per annum, compounded quarterly, payable in Common Stock or cash at the Company's option. A mandatory conversion of all outstanding shares of Series A and Series B into Common Stock occurred upon the consummation of the IPO. The Company paid accrued dividends on the Series B through January 31, 1996 in shares of Common Stock at the time of conversion, at the initial public offering price. The Company paid dividends on the Series B after January 31, 1996 in cash.

     The Company has a secured credit facility for $12.0 million of vendor financing bearing interest at the five-year U.S. Treasury rate plus 6.5% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of December 31, 1996, there was $3.6 million outstanding under this facility with $8.4 million still available.

     The Company also has a $5.0 million credit facility to finance paging system equipment from a finance company bearing interest at 10% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of December 31, 1996, there was $3.0 million outstanding under this facility with $2.0 million still available.

     In August 1996, the Company entered into a $20.0 million revolving credit facility with a financial institution, the majority of which is to be used to finance paging network acquisitions and capital expenditures. The outstanding balance under this facility bears interest at a rate of prime plus 1% or at a rate of LIBOR plus 3.75%, at the Company's option. Interest only is payable monthly in arrears with the entire principal due in full in August 1998. Borrowings under this facility and the other two credit facilities are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to debt service, minimum net worth, acquisitions and future requirements for raising $15.0 million in debt or equity capital by July 1997 plus an additional $5.0 million by the end of January 1998, among other things. The amount outstanding under this facility as of December 31, 1996 was $10.0 million. Availability under the facility is based on a multiple of the positive EBITDA in certain markets. As of December 31,

1996, there was no additional availability under this facility. In March 1997, the Company repaid approximately $750,000 of the principal and the commitment under the facility was reduced to the current outstanding balance of $9.25 million.

     At December 31, 1996, the Company had $20.9 million invested in short-term investment grade securities at various interest rates.

     Management believes that cash and cash equivalents on hand, together with availability under the secured credit facilities described above, will be sufficient to meet the Company's working capital, capital expenditure and debt covenant requirements until May 1997 without obtaining additional financing.

     The Company has a commitment for an additional $15.0 million in redeemable preferred stock and warrants from certain of its stockholders and a commitment for a bridge loan of up to $10.0 million to be utilized prior to the closing of the sale of this equity capital. The Company has given the investors the option to increase their commitment by up to an additional $5.0 million at substantially the same terms until June 30, 1997. The issuance of the preferred stock and warrants is subject to shareholder approval and execution of definitive documents and is expected to close in June 1997. This issuance may constitute a change in control of the Company.

     The Company believes this $15.0 million in equity capital will be sufficient to meet its working capital, capital expenditure and debt covenant requirements for the balance of 1997. In addition to this $15.0 million, the Company is required to raise an additional $5.0 million in equity or subordinated debt by the end of January 1998 to meet the debt covenant requirements under its revolving credit facility. The Company has no commitment for additional funds in excess of $15.0 million. If additional funds of $5.0 million are not obtained by the end of January 1998, the Company would be required to seek an amendment to its debt covenants or refinance its revolving credit facility and the failure to obtain such additional funds, absent an amendment or refinancing, would have a material adverse effect on the Company.

     In addition to this $20.0 million, the Company may need additional funds in the form of equity, bank debt, or other debt financing. The Company has no commitment for funds in excess of $15.0 million, and no assurances can be given that such additional funds will be available on terms acceptable to the Company, if at all; the failure to obtain such funds could have material adverse effect on the Company. In addition, future acquisitions of paging network assets and licenses or other assets or businesses or other events may change the Company's capital requirements.

ACQUISITIONS

     In July 1996, the Company acquired the stock of Paging Services, Inc. ("PSI") for $750,000, paid by the issuance of 58,823 shares of Common Stock and $250,000 in cash. The Company used working capital to fund the cash portion of the acquisition. The name of PSI was changed to Preferred Technical Services, Inc., and PTS operates as a wholly-owned subsidiary of the Company. The transaction was accounted for as a purchase as of July 1, 1996. The acquisition of PTS allowed the Company to further differentiate itself from other paging companies because the Company is now able to provide a range of outsourcing services to the wireless industry; i.e., paging network equipment installation, maintenance and engineering services. PTS is expanding to Texas, Colorado, Washington and further expanding in Georgia and has contracts with a paging equipment manufacturer to install paging systems for several major paging carriers. PTS plans to continue expanding and add engineering personnel as the Company expands nationwide.

     In September 1996, the Company completed the acquisition of substantially all the assets of Big Apple for approximately $3.8 million. Of this amount, $1.4 million was paid in cash in 1996, $1.0 million was paid by the issuance of 125,598 shares of Common Stock in 1996, $1.1 million was paid in January 1997 by the issuance of 165,317 shares of Common Stock, an additional $130,000 was paid in cash in 1997 and $250,000 remains to be paid in cash. The transaction was accounted for as a purchase as of September 13, 1996. Big Apple is a reseller-based paging carrier in the states of New York, New Jersey, and Connecticut. Prior to closing, the Company earned revenues from Big Apple under an agency agreement. The purchase of Big Apple provided the Company with a base of customers upon opening its Northeast TCC.

     In December 1996, the Company acquired the stock of EPS for approximately $4.8 million and possible additional consideration of up to an additional $5.0 million based on EPS's achievement of targeted operating performance during the two year period ending December 31, 1998. The Company issued 673,524 shares of Common Stock in 1996 and paid $300,000 in cash in February 1997. The transaction was accounted for as a purchase as of December 1, 1996. Additional consideration, if any, will be recorded as goodwill. EPS repairs or sells more than 70,000 product units per month. The acquisition of EPS expands the Company's revenue sources to paging companies that do not buy network services from the Company due to geography or frequency and also expands the Company's customer base to include cellular companies. EPS will provide the Company with a source of lower-cost pager products.

     In September 1996, the Company signed a definitive agreement to acquire the stock of Mercury Paging & Communications, Inc. and its affiliated companies ("Mercury"). The acquisition of Mercury closed on January 31, 1997 for a total purchase price of $14.2 million. The Company paid $10.3 million in cash and issued 624,321 shares of Common Stock, 156,080 of which are being held in escrow and will be released to the former Mercury shareholders after March 1997 subject to reduction if certain revenue targets are not met. The $10.0 million drawn on the Company's revolving credit facility in December 1996 was used to fund the majority of the cash portion of the purchase price, with working capital being used to fund the remainder. Mercury is a reseller-based paging carrier in the states of New York, New Jersey and Connecticut. Prior to closing, the Company earned revenues from Mercury under an agency agreement.

EFFECT OF INFLATION AND SEASONALITY

     Inflation is not a material factor affecting the Company's business. The cost to the Company of purchasing pagers has declined significantly in recent years, and this reduction in cost has been reflected in lower prices charged to the Company's customers. General operating expenses such as salaries, employee benefits, and occupancy costs are subject to normal inflationary pressures.

     Seasonality is not a material factor affecting the Company's business although pager sales are generally higher in the fourth quarter of the year due to higher demand from the Company's customers during the holiday season. Also in certain regions, weather delays may be a factor in the construction of the Company's networks.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to acquisitions, construction and other business development activities, future capital expenditures, financing sources and availability and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly effect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the paging and wireless industries generally, risks relating to the Company's acquisition, construction and other business development activities, risks relating to technological change in the paging and wireless industries, risks relating to the ability of the Company to obtain additional funds in the form of debt or equity, risks relating to the availability of transmitters, terminals, network project management services and network engineering support, fluctuations in interest rates, and the existence of and changes to federal and state laws and regulations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF PREFERRED NETWORKS, INC.

In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the results of Preferred Networks, Inc.'s operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Atlanta, Georgia
February 10, 1995
except as to the first paragraph
of Note 5 which is as
of January 24, 1996

                         REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
PREFERRED NETWORKS, INC.

     We have audited the consolidated balance sheets of Preferred Networks, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preferred Networks, Inc. as of December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                               ERNST & YOUNG LLP

Atlanta, Georgia
April 14, 1997

                            PREFERRED NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER  31,       DECEMBER  31,
                                                                                   1995                1996
                                                                               -----------        ------------
                                                    ASSETS
Current assets
  Cash and cash equivalents..............................................      $ 9,311,379        $ 21,645,354
  Accounts receivable, less allowance for doubtful accounts of
    $86,426, and $254,990 in 1995 and 1996, respectively.................          923,890           2,815,982
  Receivables from related parties.......................................           66,425              93,397
  Inventory..............................................................        1,068,970           5,630,478
  Prepaid expenses and other current assets..............................          386,648             540,190
                                                                               -----------         ------------
       Total current assets..............................................       11,757,312          30,725,401
Property and equipment, net..............................................        6,885,022          21,559,407
Goodwill, net............................................................                            5,779,321
FCC licenses, net........................................................          985,029           4,601,792
Other assets, net........................................................          418,356           3,459,416
                                                                               -----------         ------------
                                                                               $20,045,719        $ 66,125,337
                                                                               ===========        ============
                             LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK,
                                      AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable.......................................................      $   292,073        $  5,011,150
  Accrued liabilities....................................................          341,604           2,878,573
  Payables to related parties............................................              500               6,317
  Accrued salaries.......................................................          145,924             621,493
  Current portion of notes payable and capital lease obligations.........        2,605,627             995,164
                                                                               -----------        ------------
       Total current liabilities.........................................        3,385,728           9,512,697
Notes payable and capital lease obligations, less current portion........        2,807,398          16,029,652
Series A Redeemable Convertible Preferred Stock, $.01 par value, $11 per share minimum redemption price, 159,377 shares authorized, issued
  and outstanding in 1995, none in 1996..................................        2,437,890               -
Series B Redeemable convertible Preferred Stock, $.01 par value, $1,000 per share minimum redemption price; 21,000 shares authorized
  in 1995; 16,565 shares issued and outstanding in 1995, none in 1996....       19,220,921               -
                                                                               -----------         ------------
       Total liabilities and redeemable convertible preferred stock......       27,851,937          25,542,349
Stockholders' equity (deficit)
  Preferred stock, $.01 par value, 319,623 and 5,000,000 shares authorized in 1995 and 1996, respectively; none issued
    or outstanding.......................................................            -                   -
  Common stock, $.0001 par value, 70,000,000 shares authorized,
    4,138,496 and 15,290,921 shares issued and outstanding
    in 1995 and 1996, respectively.......................................              414               1,529
Additional paid-in capital...............................................        1,013,981          56,312,399
Accretion on Series A and Series B Redeemable
  Convertible Preferred Stock............................................       (3,289,003)
Accumulated deficit......................................................       (5,531,610)        (15,730,940)
                                                                               -----------         ------------
                                                                                (7,806,218)         40,582,988
                                                                               -----------         ------------
                                                                               $20,045,719        $ 66,125,337
                                                                               ===========        ============

                            See accompanying notes.

                            PREFERRED NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                                 1994             1995              1996
                                                           ----------------  ---------------  -----------------
Revenues
 Network services........................................      $ 1,959,429      $ 3,549,088       $  6,121,127
 Product sales...........................................        2,096,895        3,651,018          5,818,074
 Other services..........................................           25,831          153,128          1,411,471
                                                             -------------      -----------     --------------
                                                                 4,082,155        7,353,234         13,350,672
Costs of revenues
 Network services........................................          977,245        1,768,171          4,621,126
 Product sales...........................................        2,103,246        4,557,813          8,328,771
 Other services..........................................            -                -                662,310
                                                             -------------      -----------     --------------
                                                                 1,001,664        1,027,250           (261,535)
Selling, general and administrative expenses.............        1,505,644        3,179,944          8,337,963
Depreciation and amortization............................          492,100          763,743          2,479,080
                                                             -------------      -----------     --------------
   Operating loss........................................         (996,080)      (2,916,437)       (11,078,578)
Interest expense.........................................         (337,209)        (317,160)          (242,337)
Interest income..........................................            6,860          363,837          1,121,585
                                                             -------------      -----------     --------------
  Net loss..............................................       (1,326,429)      (2,869,760)       (10,199,330)
Accretion of Series A and Series B Redeemable Convertible
 Preferred Stock.........................................           -            (3,289,003)        (1,121,316)
Series B Redeemable Convertible Preferred Stock dividend
 requirements............................................           -            (1,069,548)          (353,651)
                                                           ---------------   --------------   ----------------
   Net loss attributable to Common Stock.................      $(1,326,429)     $(7,228,311)      $(11,674,297)
                                                           ===============   ==============   ================
Net loss per share of Common Stock.......................      $     (0.15)     $     (0.48)      $      (0.79)
                                                           ===============   ==============   ================
Weighted average number of common shares
 used in calculating net loss per share of
 Common Stock............................................        9,107,558        9,158,406         13,643,474
                                                           ===============   ==============   ================

                            See accompanying notes.

                            PREFERRED NETWORKS, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         ACCRETION OF
                                                                          REDEEMABLE
                                                            ADDITIONAL    CONVERTIBLE
                                                COMMON       PAID-IN       PREFERRED           ACCUMULATED
                                                 STOCK       CAPITAL         STOCK               DEFICIT             TOTAL
                                                ------      -----------   ------------        ------------        -----------
Balance at December  31, 1993...........        $  393      $ 1,792,466   $      -            $ (1,335,421)       $   457,438
 Issuance of common Stock...............            21          199,979          -                  -                 200,000
 Net loss...............................           -             -               -              (1,326,429)        (1,326,429)
                                                ------      -----------   ------------        ------------        -----------
Balance at December 31, 1994                       414        1,992,445          -              (2,661,850)          (668,991)
 Accretion of Series A and Series B
 Redeemable Convertible
 Preferred Stock.......................             -            -          (3,289,003)             -              (3,289,003)
 Undeclared dividends on Series B
 Redeemable Convertible
 Preferred Stock ($64.57 per
 share)................................             -        (1,069,548)         -                  -              (1,069,548)
 Issuance of Common Stock
  warrants..............................            -            83,750          -                  -                  83,750
 Non-cash stock option
  compensation..........................            -             7,334          -                  -                   7,334
 Net loss ..............................            -            -               -              (2,869,760)        (2,869,760)
                                                ------      -----------   ------------        ------------        -----------
Balance at December 31, 1995............           414        1,013,981     (3,289,003)         (5,531,610)        (7,806,218)
 Accretion of Series A and
  Series B Redeemable
  Convertible Preferred Stock...........            -            -          (1,121,316)             -              (1,121,316)
 Dividends on Series B
  Redeemable Convertible
 Preferred Stock ($21.35 per
  share)................................            -          (353,651)         -                  -                (353,651)
 Issuance of Common Stock upon
  Initial Public Offering...............           345       31,152,052          -                  -              31,152,397
 Conversion of Series A and
  Series B Redeemable
  Convertible Preferred Stock...........           683       18,546,627      4,410,319              -              22,957,629
 Issuance of Common Stock
  upon exercise of stock options........             1           14,142          -                  -                  14,143
 Issuance of Common Stock
  pursuant to acquisitions..............            86        5,909,914          -                  -               5,910,000
 Non-cash stock option
  compensation..........................            -            29,334          -                  -                  29,334
 Net loss...............................            -                                          (10,199,330)       (10,199,330)
                                                ------      -----------   ------------        ------------        -----------
Balance at December 31, 1996............        $1,529      $56,312,399   $      -            $(15,730,940)       $40,582,988
                                                ======      ===========   ============        ============        ===========

                            See accompanying notes.

                            PREFERRED NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                                  1994              1995              1996
                                                             ---------------  ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................................     $(1,326,429)       $(2,869,760)      $(10,199,330)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization.............................         492,100            763,743          2,479,080
 Loss on disposal of property and equipment................           -                  7,380             -
 Bad debt expense..........................................          96,745            120,042            248,362
 Stock option compensation expense.........................           -                  7,334             29,334
 Changes in operating assets and liabilities:
  Accounts receivable......................................        (395,234)          (507,547)        (1,415,629)
  Receivables from related parties.........................         (37,000)            (1,425)           (26,972)
  Inventory................................................        (256,182)          (706,137)        (3,759,481)
  Prepaid expenses and other current assets................         (16,596)          (335,893)          (109,048)
  Accounts payable.........................................         725,304           (560,012)         3,778,873
  Accrued liabilities......................................         575,252            213,016          2,518,175
  Payables to related parties..............................          58,516           (184,016)             5,817
  Accrued salaries.........................................        (138,440)           145,924            160,910
                                                                -----------        -----------        -----------
Net cash used in operating activities......................        (221,964)        (3,907,351)        (6,289,909)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment.....................................        (419,766)        (3,104,513)        (8,174,943)
Purchase of other assets and FCC licenses..................         (26,690)        (1,421,158)        (6,568,426)
Payment for acquisitions, net of cash acquired.............           -                   -              (379,947)
                                                                -----------        -----------       ------------
Net cash used in investing activities......................        (446,456)        (4,525,671)       (15,123,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings...................................          90,028          3,463,681         10,000,000
Payments of borrowings.....................................        (217,220)        (1,869,650)        (7,243,191)
Issuance of Redeemable Convertible Preferred Stock.........         702,141         15,845,365             -
Payment of Redeemable Convertible Preferred Stock dividends           -                 -                (176,149)
Issuance of Common Stock upon exercise of stock options....           -                 -                  14,143
Issuance of Common Stock...................................         200,000             -              31,152,397
Issuance of Common Stock warrants..........................           -                 83,750             -
                                                                -----------        -----------       ------------
Net cash provided by financing activities..................         774,949         17,523,146         33,747,200
                                                                -----------        -----------       ------------
Net increase in cash and cash equivalents..................         106,529          9,090,124         12,333,975
Cash and cash equivalents, beginning of year...............         114,726            221,255          9,311,379
                                                                -----------        -----------       ------------
Cash and cash equivalents, end of year.....................     $   221,255        $ 9,311,379       $ 21,645,354
                                                                ===========        ===========       ============

                            See accompanying notes.

                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Preferred Networks, Inc. (the "Company") provides outsourcing services to the wireless industry. The Company commenced operations in 1991 as a carrier's carrier of one-way paging networks, whereby the Company's customers purchase the Company's network services and resell them to their subscribers. During the second half of 1996, the Company began to broaden its service offerings and expand its customer base through two acquisitions of businesses which provide non-network services. In July, the Company acquired Preferred Technical Services, Inc. ("PTS"), a provider of paging network equipment installation, maintenance and engineering services. In December, the Company acquired EPS Wireless, Inc. ("EPS"), a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services.

     In 1995 and 1996, the Company formed wholly-owned subsidiaries and limited liability companies to execute certain business transactions. All significant intercompany activity has been eliminated.

INITIAL PUBLIC OFFERING

     On March 1, 1996, the Company issued 3,300,000 shares of Common Stock in an initial public offering ("IPO"). The Company received net proceeds of $30.7 million. In addition, on March 28, 1996, the underwriters exercised their over-allotment option to purchase an additional 148,000 shares of Common Stock and the Company received additional net proceeds of $1.4 million.

     Pursuant to their terms, upon consummation of the IPO all outstanding shares of Series A and Series B Redeemable Convertible Preferred Stock ("Series A" and "Series B", respectively) automatically converted into Common Stock. The Company elected to pay accrued dividends on the Series B through January 31, 1996, in shares of Common Stock and the remainder of the accrued dividends from February 1 to March 1, 1996, in the amount of $176,000 in cash. The total number of shares of Common Stock issued upon such conversion and such dividend payment was 6,830,280 shares. All accretion previously accrued was eliminated upon conversion to shares of Common Stock.

SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are summarized as follows:

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company recognizes revenue on network services when the service is provided. Revenue from the sale of pagers and cellular products is recognized when the product is shipped. Other service revenue consists of revenues generated from repair, maintenance and installation services. The Company recognizes revenue from such services when the services are provided. Sales to two, three and one customers approximated a total of 27%, 31% and 10% of total sales during 1994, 1995 and 1996, respectively.

                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

CASH AND CASH EQUIVALENTS

     The Company considers short-term investments with original maturity dates of 90 days or less at date of purchase to be cash equivalents. Short-term investments are carried at cost plus accrued interest, which approximates fair market value.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are held with two financial institutions. Accounts receivable represent trade receivables and are unsecured. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

INVENTORY

     Inventory includes new and refurbished pagers and cellular phones and related repair parts. The amounts are stated at the lower of cost or market, with cost of new product and repair parts being determined under the first-in, first-out (FIFO) method and the cost of refurbished products being determined under the specific identification method. The carrying amount of certain inventory has been reduced to market value at both December 31, 1995 and 1996.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost including capitalized interest on eligible assets. Interest capitalized in 1994, 1995 and 1996 totaled $35,778, $84,288 and $280,749, respectively. The Company depreciates its property and equipment over the estimated useful life of the asset using the straight-line method. Estimated useful lives range from five to seven years.

FCC LICENSES

     Federal Communications Commission ("FCC") licenses consist of costs associated with the purchase of licenses and license application fees. These amounts are being amortized over a 15 year period, using the straight-line method. Accumulated amortization at December 31, 1995 and 1996 totaled $35,628 and $235,967, respectively.

OTHER ASSETS

     Other assets include deposits with creditors, organization costs, and market entry costs. Organization costs are amortized using the straight-line method over periods of five to 15 years.

     The Company capitalizes the incremental costs of entering a new geographical market until the Company begins to generate revenues from the sale of network services to its customers in that market. These costs include salaries, rent and the cost of telecommunications services. Such capitalized amounts are amortized over a 15 month period, which approximates the Company's
estimated  market stabilization period.   The Company capitalized $0 in  1994,
$280,212  in 1995  and $2,407,346 in 1996.

     Accumulated amortization for other assets at December 31, 1995 and 1996 totaled $25,655 and $415,735, respectively.

                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

GOODWILL

     Goodwill represents the excess purchase price over the fair value of the
assets acquired in various acquisitions.   Goodwill is amortized using the
straight-line method over 15 years. Accumulated amortization was $25,334 at December 31, 1996.

IMPAIRMENT OF LONG-LIVED ASSETS

     In 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. There was no effect of the adoption of the new statement in 1996.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes.

STOCK-BASED COMPENSATION

     The Company uses the intrinsic value method of measuring and recording compensation expense, if any, related to stock-based compensation. See Note 6 related to pro forma disclosures using the fair value method, as required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123").

NET LOSS PER SHARE

     Net loss per share was computed using the requirements of Accounting Principles Board Opinion No. 15 and SEC Staff Accounting Bulletin No. 83 and as such equals the net loss increased by the portion of accretion of the Series A which relates to shares which are not considered as cheap stock, as defined below, and the dividends on Series B divided by the weighted average number of shares of Common Stock outstanding, plus cheap stock as defined below up until the March 1, 1996 closing date of the IPO. The calculation excludes any antidilutive shares during the period, other than cheap stock. Loss per share is computed independently for each for the quarters presented. Therefore, the sum of the quarterly loss per share may not equal the year-to-date loss per share.

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

     Supplemental loss per common share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods assuming the same number of shares outstanding as described above, and also considering the reduction in interest expense from the repayment of long term debt of $5.6

                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

million with proceeds of the IPO, as if such shares had been issued and repayment had occurred at the beginning of the period or later if the debt was not outstanding the entire period. Supplemental net loss per share for the year ended December 31, 1996 was ($0.77).

     Retroactive restatement has been made to all share, weighted average shares and loss per share calculations for the stock splits effected in January 1996 and February 1994.

     The computation of fully diluted historical net loss per share of Common Stock was antidilutive in each of the periods presented; therefore the amounts reported for primary and fully diluted are the same.

STATEMENTS OF CASH FLOWS

     The Company paid interest of approximately $310,000, $402,000 and $569,000, during the years ended December 31, 1994, 1995 and 1996, respectively.

     During 1994, 1995 and 1996, the Company purchased property and equipment of approximately $746,000, $1,121,000 and $7,695,000, respectively, through the issuance of notes payable and under capital leases.

     During 1994 and 1995, the Company issued 41,195 shares of Series A and 300 shares of Series B, respectively, in satisfaction of $453,145 and $300,000, respectively, owed to officers of the Company for compensation and repayment of advances to the Company from the officers.

RECLASSIFICATIONS

     Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

2. ACQUISITIONS

     In July 1996, the Company acquired the stock of Paging Services, Inc. for $750,000, paid by the issuance of 58,823 shares of the Company's Common Stock and $250,000 in cash. Its name was changed to Preferred Technical Services, Inc. ("PTS"), and PTS now operates as a wholly-owned subsidiary of the Company. The transaction was accounted for as a purchase as of July 1, 1996, and the excess purchase price over the fair value of the assets acquired has been recorded as goodwill. The President and another officer of the Company were majority stockholders of PTS prior to the acquisition.

     In September 1996, the Company acquired substantially all the assets of Big Apple Paging Corporation ("Big Apple") for approximately $3.8 million. Of this amount, $1.4 million was paid in cash and $1.0 million was paid by the issuance of 125,598 shares of the Company's Common Stock in September 1996. In February 1997, $1.1 million was paid by the issuance of 165,317 shares of Common Stock, an additional $130,000 was paid in cash and $250,000 remains to be paid in cash. The transaction was accounted for as a purchase as of September 13, 1996. Big Apple is a reseller-based paging carrier operating in the states of New York, New Jersey, and Connecticut.

                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS - (CONTINUED)

     In December 1996, the Company acquired the stock of EPS Wireless, Inc. ("EPS") for approximately $4.8 million, and possible additional consideration of up to an additional $5.0 million based on EPS's achievement of targeted operating performance during the two year period ending December 31, 1998. Of the purchase price, $4.5 million was paid by the issuance of 673,524 shares of the Company's Common Stock with the remainder of $300,000 paid in cash. The transaction was accounted for as a purchase as of December 1, 1996 and the excess purchase price over the fair value of the assets acquired has been recorded as goodwill. Additional consideration, if any, will be recorded as goodwill. The Chairman of the Company was a minority stockholder and member of the Board of Directors of EPS prior to the acquisition.

     The following unaudited pro forma summary presents the consolidated results of operations as if all of the 1996 acquisitions described above had occurred on January 1, 1995, and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future:

                                                                        YEAR-ENDED
                                                                        DECEMBER 31,
                                                                    1995          1996
                                                                --------------------------
Net revenues.....................................               $15,676,032   $ 24,547,935
                                                                ===========   ============
Net loss.........................................               $(3,714,506)  $(11,943,740)
                                                                ===========   ============
Net loss per common share........................               $     (0.86)  $      (0.52)
                                                                ===========   ============

     In September 1996, the Company signed a definitive agreement to acquire the stock of Mercury Paging & Communications, Inc. and its affiliated companies ("Mercury") for approximately $14.2 million subject to certain adjustments and possible additional consideration based on Mercury's achievement of targeted operating performance. Mercury serves paging subscribers in the New Jersey, New York and Southern Connecticut markets primarily through reseller distribution. The acquisition was consummated on January 31, 1997 with the payment of $10.3 million in cash and the issuance of 624,321 shares of the Company's Common Stock. Of the 624,321 shares, 156,080 are being held in escrow and will be released after March 31, 1997 to the former Mercury shareholders subject to reduction if certain revenue targets are not met.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                        DECEMBER 31,
                                    1995            1996
                               --------------  --------------
Network services equipment...    $ 5,867,722     $14,654,212
Computer equipment...........        876,615       2,461,159
Other equipment..............                        318,107
Vehicles.....................        153,759         484,220
Furniture and fixtures.......        124,930         470,249
Construction in progress.....      1,381,198       5,991,977
Leasehold improvements.......         34,608         553,826
                               -------------   -------------
                                   8,438,832      24,933,750
Less accumulated depreciation     (1,553,810)     (3,374,343)
                               -------------   -------------
                                 $ 6,885,022     $21,559,407
                                 ===========   =============

                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT - (CONTINUED)

     At December 31, 1995 and 1996 substantially all property and equipment is pledged as collateral under various notes payable. Depreciation expense was approximately $489,000, $708,000 and $1,820,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

4. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS


                                                                                       DECEMBER 31,
                                                                              -------------------------------
                                                                                   1995            1996
                                                                              --------------  ---------------
Revolving credit facility with a financial institution; maximum borrowings of $20,000,000, bearing interest either at prime plus 1% or at LIBOR plus
 3.75%, at the Company's option.  No additional amounts were available at
 December 31, 1996.  Payable in monthly interest installments, due
 August 8, 1998; secured by substantially all the assets of the Company.....    $     -           $10,000,000
Line of credit with equipment manufacturers, maximum borrowings of
 $12,000,000 at December 31, 1996, bearing interest at the five-year
 U.S. Treasury rate plus 6.5% in 1996 and various floating rates in 1995.
 At December 31, 1996, borrowings are payable in various monthly installments of principal and interest, with maturity dates through
 2001; secured by paging equipment..........................................      1,192,222         3,595,810
Notes payable to finance company bearing interest at 10% payable in various monthly installments of principal and interest with maturity dates
 through 2002; secured by paging equipment..................................      2,150,456         3,011,512
Notes payable to banks bearing interest at fixed rates ranging from 7.25% to
 9.81%, and variable rates at prime plus 1% or 1.25%, payable in various monthly installments of principal and interest, with maturity dates through
 2000; secured by vehicles and paging equipment.............................        209,429             -
Note payable to bank, bearing interest at the 30 day LIBOR plus 4%, payable in monthly interest installments, due May 1996; secured by stock of
 subsidiary.................................................................      1,800,000             -
Amounts due under capital leases, due in various monthly installments
 until 2001; secured by the related equipment ..............................         -                417,494
Other.......................................................................         60,918             -
                                                                                -----------       -----------
                                                                                  5,413,025        17,024,816
Less current portion........................................................     (2,605,627)         (995,164)
                                                                                -----------       -----------
                                                                                $ 2,807,398       $16,029,652
                                                                                ===========       ===========

Approximate future principal maturities of notes payable and capital lease obligations are as follows:

YEAR ENDING DECEMBER 31,
------------------------
1997.........................................................................................  $   995,164
1998.........................................................................................   11,452,034
1999.........................................................................................    1,631,562
2000.........................................................................................    1,828,900
2001.........................................................................................    1,107,201
Thereafter                                                                                           9,955
                                                                                               -----------
                                                                                               $17,024,816
                                                                                               ===========


                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS - (CONTINUED)

     The Company's notes payable agreements contain various covenants which, among other things, relate to debt service, reserves, minimum net worth, acquisitions and future requirements for raising $15.0 million in debt or equity capital by July 1, 1997, and an additional $5.0 million by the end of January 1998. In April 1997, the Company's maximum borrowings under the revolving credit facility were reduced to $9.25 million, the amount then outstanding.

5. STOCKHOLDERS' EQUITY

COMMON STOCK SPLITS

     Effective January 24, 1996, the Company amended its certificate of incorporation to increase the authorized Common Stock to 70,000,000 shares, to reduce Common Stock par value to $.0001, and to provide a 7.35-for-1 Common Stock split. The Board of Directors and stockholders also approved an amendment to increase the number of authorized shares of Preferred Stock to 5,000,000 which was effective upon consummation of the IPO. All common share and per common share amounts have been adjusted for all periods presented to reflect the stock split.

     Effective February 1994, the Board of Directors approved a ten-for-one stock split of the Company's Common Stock. All per share information and outstanding Common Stock information has been adjusted for all periods presented to reflect the stock split.

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In 1994 the Company authorized the issuance of 500,000 shares of Preferred Stock, $.01 par value per share. A total of 159,377 of these shares of Preferred Stock were previously designated as Series A and a total of 159,377 shares were issued in 1995. All of the outstanding shares of Series A converted to Common Stock upon the IPO.

     The Series A was redeemable, if no Series B was outstanding, any time on or after June 20, 2001, at the option of the holders of 51% of the outstanding shares, at the greater of $11.00 per share or fair market value. Each share of Series A was also convertible into 7.35 shares of Common Stock (subject to adjustment) at any time at the option of the holders and automatically converted in the event of certain transactions, including a qualified public offering, as defined. The Company's IPO triggered the automatic conversion. The number of shares of Common Stock to which the holders of Series A were entitled was determined by dividing $11.00 by the "Conversion Price" (originally $11.00, with subsequent adjustments as provided) applicable to such shares at the date of conversion. Each holder of Series A was entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Series A could be converted. The holders of Series A were entitled to receive, as, when, and if declared by the Board of Directors, cumulative preferred dividends at the rate of $0.88 per share as adjusted for any stock dividends, combinations or splits with respect to such shares) per annum, payable out of funds legally available. Such preferred dividends were to begin to accrue on October 1, 1996. The Series A had liquidation preference over the Common Stock (at the greater of (i) $11.00 plus accrued or declared and unpaid dividends or (ii) such amount per share as would be available to the holders of Common Stock assuming conversion of all then-outstanding Series A to Common Stock), but ranked in parity with all other Preferred Stock.

     The Series A was being accreted to their estimated redemption value (the greater of $11.00 per share or fair value) over the period until the holders could demand redemption. At December 31, 1995 the Series A was stated at issuance price plus accretion of $684,923. Total estimated redemption value of the Series A at December 31, 1995 was $13,120,000.

                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. STOCKHOLDERS' EQUITY - (CONTINUED)

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In June 1995, the Company designated 21,000 of its then authorized shares of Preferred Stock as Series B and issued 16,565 shares of Series B. All of the outstanding shares of Series B converted to Common Stock upon the IPO. Dividends on the Series B accrued at the rate of 12% of the liquidation value per annum, compounded quarterly. The Series B had a liquidation value of $1,000 per share, had priority over all other capital stock of the Company with respect to dividends and liquidation and voted together with the Common Stock on an as-converted basis (i.e., each share of Series B converted into 334.09 shares of Common Stock). The Series B could be converted into shares of Common Stock at any time at the option of the holder and was subject to mandatory conversion upon a qualified public offering, as defined. The Company had the option of paying any unpaid dividends upon conversion in cash or shares of Common Stock. The Company paid all Series B dividends through January 31, 1996 in shares of Common Stock, and from that date to the IPO in cash.

     Upon certain triggering dates or events including the sale of the Company, each Series B holder had the right to require the Company to redeem the Series B and underlying Common Stock resulting from any conversion, at a price equal to (i) for the Series B, the greater of the liquidation value per share (plus accrued and unpaid dividends) or its fair market value per share and (ii) for the underlying Common Stock, the greater of $2.99 per share or its fair market value per share. At December 31, 1995 no such conditions existed. In January 1996, the shareholders approved the deletion of the redemption feature on the underlying Common Stock upon the completion of the IPO.

     The Company had the right to call all of the Series B at any time, at a price equal to its liquidation value per share, plus accrued and unpaid dividends.

     In conjunction with the issuance of the Series B, the holders of the Series A agreed to subordinate certain of their rights to those of the Series
B. As a result, the number of authorized shares of Series A was reduced to equal the number of shares of Series A then outstanding and the Series A could not be redeemed until the redemption or conversion of the Series B.

     At December 31, 1995 the Series B was recorded net of offering costs of $937,495, plus accrued undeclared dividends of $1,069,548 and accretion of $2,604,080. The difference between redemption value (the greater of $1,000 per share or fair value) and carrying value (excluding accrued dividends) was being accreted over five years, the period until the holders could demand redemption. Total estimated redemption value of the Series B at December 31, 1995 was $61,983,000.

COMMON STOCK WARRANTS

     In 1994, the Company issued and had outstanding at December 31, 1996 warrants to purchase up to 183,750 shares of Common Stock at $1.50 per share, exercisable until November 15, 2009.

     In 1995, in conjunction with the offering of the Series B, the Company issued and had outstanding at December 31, 1996 warrants to purchase 238,603 shares of Common Stock at $4.24 per share, exercisable until June 2005.

     At the same time, the purchasers of Series B purchased warrants which become exercisable only upon the Company's exercise of the call of the Series B (as described above) and gave the purchasers of the Series B the right to acquire, in whole or in part, the number of shares of Common Stock into which the Series B is convertible at the time of the call, at an exercise price equal to the then current conversion price for the Series B. These warrants expired upon the consummation of the IPO.

                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. STOCKHOLDERS' EQUITY - (CONTINUED)

PENDING STOCK ISSUANCES

     The Company has a commitment from certain of its current stockholders for the purchase of $15 million in redeemable preferred stock issuable at a price of $1.50 per share, which will accrue dividends at a rate of 10% per annum. The preferred stock will be redeemable at any time at the option of the Company at a price equal to $1.50 per share plus accrued dividends and if the holder so demands, the preferred stock must be redeemed by the Company at a price equal to $1.50 per share plus accrued dividends beginning five years from the date of issuance. In addition, each investor will be issued 1.15 warrants for each share of preferred stock. Each warrant will be exercisable for 5 years following the issuance of the preferred stock and will entitle the holder to purchase one share of Common Stock for $1.50 per share subject to adjustments based on any private placement of the Company's preferred or common stock. The warrants will include mandatory exercise and cancellation provisions in the event of redemption of the preferred stock. The Company has granted the investors the option to increase their commitment by up to an additional $5 million at substantially the same terms until June 30, 1997. The issuance of the preferred stock and warrants is subject to shareholder approval and execution of definitive documents and is expected to close in June 1997.

     In addition, the Company has a commitment for a bridge loan from these same stockholders of up to $10 million bearing interest at 10% per annum to be utilized prior to the closing of the sale of the preferred stock.

6. STOCK PLANS

     As of December 31, 1996, the Company has five stock plans (the 1992, 1994, and 1995 Stock Option Plans, the 1995 Employee Stock Purchase Plan, and the 1995 Non-Employee Directors' Restricted Stock Award Plan). In 1994, the Board of Directors voted to discontinue the granting of any additional options under the 1992 Stock Option Plan.

     The Company has both incentive stock options and nonqualified stock options outstanding, with varying vesting schedules. As of December 31, 1996, 2,513,405 shares of Common Stock were reserved for issuance under the five plans, of which 1,360,041 were available for future option grants and restricted stock awards. A total of 74,000 shares of restricted common stock were issued in April 1997 under the Non-Employee Directors' Restricted Stock Award Plan; restrictions on such shares lapse incrementally through 2001. A summary of the Company's stock option activity and related information is as follows:


                                                                                                     WEIGHTED-
                                                                                    RANGE OF          AVERAGE
                                                        NUMBER OF SHARES        EXERCISE PRICES   EXERCISE PRICE
                                                       UNDERLYING OPTIONS          PER SHARE         PER SHARE
                                                       ------------------          ----------        ---------
Outstanding at December 31, 1993..................         165,592                      $ 0.97         $0.97
     Granted......................................         505,075                      $ 1.50         $1.50
                                                           -------
Outstanding at December 31, 1994..................         670,667              $0.97 - $ 1.50         $1.37
     Granted......................................         162,784              $1.50 - $10.61         $5.71
     Forfeited....................................         (52,728)             $0.97 - $ 1.50         $1.34
                                                           -------
Outstanding at December 31, 1995..................         780,723              $0.97 - $10.61         $2.27
     Granted......................................         412,549              $5.75 - $ 8.62         $7.38
     Exercised....................................         (14,589)                      $0.97         $0.97
     Forfeited....................................         (26,930)             $0.97 - $10.61         $5.56
                                                           -------
Outstanding at December 31, 1996..................       1,151,753              $0.97 - $10.61         $3.99
                                                         =========
Exercisable at December 31, 1996..................         152,896              $0.97 - $ 1.50         $1.05
                                                         =========

     As presented in the table above, the Company had a total of 1,151,753 options outstanding at December 31, 1996. A portion of these options (675,994) have exercise prices ranging from $0.97 to $1.50, a weighted average exercise price of $1.39 and an average remaining contractual life of 7.8 years. Of this outstanding amount, 152,896 were exercisable at December 31, 1996. At December 31, 1996, the Company also had 475,759 options outstanding with exercise prices ranging from $5.75 to $10.61, a weighted average exercise price of $7.81 and an average remaining contractual life of 9.63 years. None of these options were exercisable.

                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. STOCK PLANS  - (CONTINUED)

PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options and warrants was estimated at the date of grant using a minimum value method for grants prior to the IPO and a Black-Scholes option valuation model for grants after the IPO with the following weighted-average assumptions for 1995 and 1996, respectively: a risk-free interest rate of 5.77% and 6.15%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 0 and 0.57; and a weighted-average expected life of the option of 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded securities, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants.

     The weighted average fair value of options granted in 1995 and 1996 is $1.73 and $3.68 per share, respectively. The weighted average fair value of warrants issued in 1995 is $0.

     For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          1995              1996
Pro forma net loss..........................         $(2,891,281)       $(10,451,264)
Pro forma net loss per share of common stock         $     (0.49)       $      (0.81)

     Because FAS 123 is applicable only to options and warrants granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

7. INCOME TAXES

     The Company has incurred operating losses since inception; accordingly, no provision for income taxes has been recorded. As of December 31, 1996, the Company has net operating loss carryforwards of approximately $16,357,000 for income tax purposes. Such carryforwards, which expire at various dates through 2010, are available to reduce future federal taxable income. If certain substantial changes in ownership should occur, there would be annual limitations on the amount of net operating loss carryforwards which could be utilized. The 1995 issuance of Series B and the 1996 IPO resulted in such limitations.

     The significant components of the Company's deferred tax assets and liabilities are:

                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES - (CONTINUED)

                                                      DECEMBER 31,
                                          -------------------------------
                                              1995                 1996
                                          -----------          ----------
Deferred tax assets
 Net operating loss carryforwards...      $ 2,415,000        $  6,216,889
 Accounts receivable allowance......           34,706              96,794
 Inventory reserves.................           49,145             307,046
 Vacation accrual...................                               89,920
 Other..............................            5,537              21,519
                                          -----------        ------------
                                            2,504,388           6,732,168
Valuation allowance.................       (2,027,792)         (5,949,032)
Deferred tax liabilities
 Accumulated depreciation...........         (376,215)           (783,136)
 Market entry costs.................         (100,381)               -
                                          -----------        ------------
  Net deferred assets...............      $    -             $       -
                                          ===========        ============

     The net change in the valuation allowance for deferred tax assets was an increase of $413,834, $1,260,604 and $3,921,240 during 1994, 1995 and 1996, respectively, due mostly to the increase in net operating loss carryforwards.

     The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory rates to income tax expense is:

                                                  YEAR ENDED DECEMBER 31,
                                            --------------------------------------
                                            1994           1995           1996
                                            ----           ----           ----
Tax at federal statutory rate.............  (34.0)%        (34.0)%        (34.0)%
State taxes, net of federal tax benefit...     -            (4.0)          (4.0)
Nondeductible expenses....................    4.0            1.0             -
Effect of valuation allowance.............   30.0           37.0           38.0
                                            -----          -----          -----
                                               -  %           - %            -  %
                                            =====          =====          =====

8. COMMITMENTS

     The Company leases sites and other facilities for its transmitters, terminals and other equipment and also leases office space under noncancelable operating leases which expire at various dates through 2003. Approximate minimum annual rental payments required by these operating leases are as follows:

YEAR ENDING DECEMBER 31,     TOTAL
------------------------ ----------
1997.................  $ 3,178,023
1998.................    2,868,114
1999.................    2,578,777
2000.................    1,992,746
2001.................    1,498,817
Thereafter...........    2,656,800
                      ------------
                       $14,774,277
                      ============

     Rental expense for the years ended December 31, 1994, 1995 and 1996, was approximately $286,000, $674,000 and $2.0 million, respectively.

     As of December 31, 1996, the Company had two letters of credit outstanding for $188,000 in connection with certain lease agreements. The letters of credit expire in 1998.

                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS

     During 1994, 1995 and 1996, the Company recognized revenues of approximately $496,000, $484,000 and $560,000, respectively, from network services and product sales, from entities owned by its stockholders. The Company also leased its corporate headquarters from a stockholder during part of 1994 and has other leasing arrangements with related parties. During 1994, 1995 and 1996, the Company expensed $372,000, $924,000 and $850,000, respectively, for services purchased (including purchase, installation and maintenance costs and site lease expense) from entities owned by related parties.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, receivables from related parties, accounts payable, accrued expenses, payables to related parties and notes payable and capital lease obligations approximate their fair value. The fair values of the Company's notes payable and capital lease obligations were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

11. EMPLOYEE BENEFIT PLANS

     Effective in 1996, the Company and one of its subsidiaries adopted 401(k) plans that cover substantially all employees 21 years of age with at least one year of continuous service. The Company may make contributions at the discretion of the Board of Directors. The Company made contributions of $0.10 per $1.00 of employee contributions up to 10% of the employee's compensation during 1996. The expense was not material in 1996.

12. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Quarterly financial information for each of the two years ended December 31, 1996 and 1995 is summarized below.

                          FIRST              SECOND              THIRD              FOURTH
                         QUARTER            QUARTER             QUARTER            QUARTER
                    -----------------  ------------------  -----------------  ------------------
1996
----
Revenues
 Network services.        $1,299,196         $ 1,444,850         $1,553,602         $ 1,823,479
 Product sales....         1,036,380           1,049,797          1,239,083           2,492,814
 Other services...            32,957               -                343,264           1,035,250
                         -----------         -----------         ----------         -----------
Total revenues....         2,368,533           2,494,647          3,135,949           5,351,543

Net loss..........        (1,500,760)         (1,477,928)        (2,507,798)         (4,712,844)
Net loss per share              (.19)               (.10)              (.17)               (.32)

1995
----
Revenues
 Network services.        $  648,232         $   744,483         $  983,773         $ 1,172,600
 Product sales....           661,246             861,189          1,005,461           1,123,122
 Other services...            22,517              45,896             24,167              60,548
                         -----------         -----------         ----------         -----------
Total revenues....         1,331,995           1,651,568          2,013,401           2,356,270

Net loss..........          (506,790)           (521,707)          (676,365)         (1,164,898)
Net loss per share              (.06)               (.06)              (.13)               (.23)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 26, 1995, the Company dismissed Price Waterhouse LLP as its independent accountants. The reports of Price Waterhouse LLP on the Company's financial statement for the three fiscal years ended December 31, 1992, 1993, and 1994 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the fiscal years ended December 31, 1993 and 1994 and through October 26, 1995, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years. The decision to change firms was approved by the Company's Audit Committee and Board of Directors. The Company requested that Price Waterhouse LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements. A copy of such letter, dated December 15, 1995, was filed as an exhibit to the Registration Statement for the IPO.

     The Company engaged Ernst & Young LLP as its new independent accountants as of October 26, 1995.

     During the two fiscal years ended December 31, 1993 and 1994 and through October 26, 1995, the Company had not consulted with Ernst & Young LLP on items which (i) were or should have been subject to Statement on Auditing Standards No. 50 or (ii) concerned the subject matter of a disagreement or reportable event with Price Waterhouse LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is certain information as of April 14, 1997 regarding each of the three nominees and the directors of the Company who will continue to serve after the Meeting:

NOMINEES FOR THREE-YEAR TERM:

                                                                          TERM
                            NAME                               TITLE      ENDS    AGE
                            ----                              --------    ----    ----
William H. Bang.............................................  Director    1997     67
John J. Hurley..............................................  Director    1997     61
Ronald W. White.............................................  Director    1997     56

     WILLIAM H. BANG has been a director of the Company since August 1995. In April 1994, Mr. Bang retired from the position of Corporate Vice President at Motorola, Inc., a leading manufacturer of equipment for the wireless industry. Mr. Bang was employed by Motorola from 1964 to 1994 and held a variety of positions with respect to the marketing of Motorola's radio and paging products. Mr. Bang is currently a consultant for Motorola and serves as a member of the Board of Directors of the Personal Communications Industry Association ("PCIA") Service and Education Foundation.

     JOHN J. HURLEY has been a director of the Company since July 1996. Since 1994, Mr. Hurley has been Vice Chairman and a member of the Board of Directors of Glenayre Technologies, Inc., a leading manufacturer of network equipment for the wireless industry. From November 1992 to December 1994, he served as President, Chief Operating Officer and Chief Executive Officer of Glenayre Technologies, Inc. Mr. Hurley received the Management Award for Innovation and Excellence from PCIA convention in 1995.

     RONALD W. WHITE has been a director of the Company since October 1994. Since 1983, Mr. White has been a General Partner of certain entities affiliated with Advanced Technology Development Funds, a family of high technology investment funds. Mr. White also serves as a director of Natural MicroSystems Corporation and several privately-held companies.

CONTINUING DIRECTORS:

                                                                                  TERM
                   NAME                                   TITLE                   ENDS    AGE
                   ----                                   -----                   ----    ---
Mark H. Dunaway...........................  Chairman of the Board of              1999    52
                                            Directors, Chief Executive Officer
Michael J. Saner..........................  President and Director                1999    55
Jeffrey H. Schutz.........................  Director                              1998    45
Robert Van Degna..........................  Director                              1998    52

     MARK H. DUNAWAY, a founder of the Company, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since 1991. From 1986 to 1994, he served as the Chairman and Chief Executive Officer of The Beeper Company of America, Inc., a company he founded. The Beeper Company of America, Inc. provided paging services to more than 60,000 subscribers before it was sold in 1994 to Arch Communications Group, Inc. In 1987, Mr. Dunaway founded Dunaway Enterprises, Inc., a consulting company which supplied management consulting services to British Telecom's paging operations in the United Kingdom and other companies, and served as its Chief Executive Officer and Chairman from 1987 to 1994. Mr. Dunaway has served on a number of committees for PCIA.

     MICHAEL J. SANER, a founder of the Company, has been President and a director of the Company since 1991. From 1991 to 1993, Mr. Saner served as President of Paging Services, Inc., a paging-related repair, maintenance, installation and sales company he founded and which the Company acquired in 1996. From 1984 to 1990, Mr. Saner served as President of Message World, Inc., a voice mail and paging company he founded, with offices in Atlanta, Baltimore, Houston, and Washington, D.C. In 1990, Mr. Saner acquired the operating assets of Message World, Inc. and until 1997 served as President of this business, which operated as Saner Communications Inc. From 1992 to 1993, Mr. Saner served as a member of the Board of Directors of the Association of Telemessaging Services International.

     JEFFREY H. SCHUTZ has been a director of the Company since June 1995. Since 1987 Mr. Schutz has been a General Partner of various entities affiliated with The Centennial Funds, a group of venture capital funds based in Denver, Colorado. The Centennial Funds specialize in investments in telecommunications networks and service businesses and other communications technology companies. Mr. Schutz currently serves as a director of Castle Tower Holdings Corp., a Centennial portfolio company, and several other privately-held companies.

     ROBERT VAN DEGNA has been a director of the Company since June 1995. Since 1982, Mr. Van Degna has been the Managing General Partner and an executive officer with various partnerships affiliated with Fleet Equity Partners, an investment firm affiliated with Fleet Financial Group, based in Providence, Rhode Island. Mr. Van Degna currently serves on the Board of Directors of ACC Corporation and Orion Network Systems, Inc., as well as several privately-held companies.

     All of the Company's directors other than Mr. Hurley were elected pursuant to the terms of a Stockholders Agreement among the Company and its stockholders, dated as of June 21, 1995, as amended (the "Stockholders Agreement"). The Stockholders Agreement stipulated that the Board of Directors would consist of six directors selected by certain significant shareholder groups and management. The provisions of the Stockholders Agreement requiring a particular composition of the Board of Directors terminated upon completion of the Company's initial public offering in March 1996 (the "IPO").

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports (Forms 3, 4 and 5) of stock ownership and changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than ten percent of the Company's stock are required to furnish the Company with copies of all forms that they file.

     Based solely on the Company's review of copies of Forms 3, 4 and 5 and the amendments thereto received by the Company, or written representations from reporting persons that no Forms 5 were required to be filed by those persons, the Company believes that during the year ended December 31, 1996, all filing requirements were complied with by its executive officers, directors and beneficial owners of more than ten percent of the Company's stock.

     Information concerning the executive officers of the Company is contained in a separate section captioned "Executive Officers of the Registrant" in Part I of this Report and is incorporated herein by reference in response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION SUMMARY

     The following table shows annual compensation paid by the Company in each of the past three fiscal years to Mark H. Dunaway, the Chief Executive Officer, and to the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                          ANNUAL COMPENSATION              COMPENSATION
                               -----------------------------------------   ------------
                                                                              AWARDS
                                                                           ------------
                                                                            SECURITIES
                                                                            UNDERLYING     ALL OTHER
       NAME AND                                          OTHER ANNUAL        OPTIONS      COMPENSATION
  PRINCIPAL POSITION    YEAR   SALARY($)   BONUS($)   COMPENSATION($)(1)       (#)(2)         ($)
  ------------------    ----   ---------   --------   ------------------   ------------   ------------
Mark H. Dunaway.......  1996    225,000         --          4,800                 --            950(3)
  Chairman of the       1995    190,745         --          4,800              7,350             --
     Board              1994    251,357(4)      --            800             68,707             --
     and Chief
     Executive
     Officer

Michael J. Saner......  1996    180,000         --          4,800                 --            950(3)
  President and         1995    153,550         --          4,800              7,350             --
     Director           1994     20,000         --            800             55,713        131,800(5)

Kim Smith Hughes......  1996    103,125     20,000          4,800                 --            938(3)
  Chief Financial       1995     81,908         --          4,200              3,675             --
     Officer            1994      7,875(6)      --            700             66,150             --

Eugene H. Kreeft......  1996    150,000     20,000             --                 --             --
  Executive Vice        1995    135,000         --             --              7,350             --
     President of       1994    112,500         --             --             55,713             --
     Engineering

Patrick T. Markey.....  1996    125,000     36,500(7)       4,800                 --          9,177(8)
  Vice President        1995     39,981(9)      --          1,600             40,425             --
     of Marketing       1994         --         --             --                 --             --

---------------

(1) Reflects car allowances paid to these employees.

(2) Includes options granted pursuant to the Company's 1992 Stock Option Plan, 1994 Stock Option Plan and 1995 Stock Option Plan.
(3) Reflects the Company's matching contributions to the 401(k) plan as follows:
    Mr. Dunaway ($950) and Mr. Saner ($950) which are 100% vested; Ms. Hughes ($938) which is 66-2/3% vested.
(4) $99,440 of salary in 1994 was paid in 9,040 shares of Series A Redeemable Convertible Preferred Stock valued at $11.00 per share which automatically converted into Common Stock upon completion of the IPO.
(5) Reflects a consulting fee in the amount of $131,800 paid to Saner Communications Inc., which is wholly-owned by Mr. Saner. Of this $131,800, $67,604 was paid in cash and $64,196 was paid in 5,836 shares of Series A Redeemable Convertible Preferred Stock valued at $11.00 per share which automatically converted into Common Stock upon completion of the IPO.
(6) Ms. Hughes became an employee of the Company in November 1994.
(7) Includes $35,000 signing bonus and $1,500 annual performance bonus.
(8) Reflects moving expense of $8,385 paid to Mr. Markey, and $792 in 401(k) plan matching contributions by the Company which are 33-1/3% vested.
(9) Mr. Markey became an employee of the Company in September 1995.

GRANTS OF STOCK OPTIONS

     No grants of stock options were made to the Named Executive Officers during 1996.

EXERCISES OF OPTIONS IN 1996 AND AGGREGATE YEAR-END OPTION VALUES

     The following table sets forth information with respect to the year-end values of all options held by the Named Executive Officers. No Named Executive Officer exercised any options in 1996.

                                                                      NUMBER OF
                                                                     SECURITIES           VALUE OF
                                                                     UNDERLYING          UNEXERCISED
                                                                     UNEXERCISED        IN-THE-MONEY
                                                                    OPTIONS/SARS        OPTIONS/SARS
                                                                      AT FISCAL           AT FISCAL
                                       SHARES                       YEAR-END (#)      YEAR-END ($) (1)
                                      ACQUIRED          VALUE       EXERCISABLE/        EXERCISABLE/
NAME                               ON EXERCISE (#)   REALIZED ($)   UNEXERCISABLE       UNEXERCISABLE
----                               ---------------   ------------   -------------   ---------------------
Mark H. Dunaway..................        N/A             N/A        16,647/78,902    92,057.91/343,535.00
Michael J. Saner.................        N/A             N/A        32,487/63,036   179,653.11/278,565.00
Kim Smith Hughes.................        N/A             N/A             0/69,825         0.00/330,750.00
Eugene H. Kreeft.................        N/A             N/A        32,487/63,036   179,653.11/278,565.00
Patrick T. Markey................        N/A             N/A             0/40,425         0.00/202,125.00

---------------

(1) Assumes, for all unexercised in-the-money options, the difference between fair market value and the exercise price.

EMPLOYMENT AGREEMENTS

     The Company currently has an employment agreement with Mr. Dunaway, which provides for his employment as Chief Executive Officer of the Company for a period of three years, ending in June 1998, and on a month-to-month basis thereafter. Mr. Dunaway's employment agreement provided initially for an annual base salary of $18,750 per month but this was increased in 1996 to $20,168 per month. The employment agreement prohibits Mr. Dunaway from competing against the Company during its term and for a period of one year thereafter in certain specified geographical areas. In addition, Mr. Dunaway is prohibited from providing paging services to customers of the Company for a six-month period after the termination of his employment. The employment agreement may be terminated by mutual agreement, voluntarily by Mr. Dunaway upon 365 days' prior written notice, for cause or upon the death or disability of Mr. Dunaway. Depending upon the manner in which the employment agreement is terminated, Mr. Dunaway or his heirs are entitled to different levels of compensation upon termination, subject to a maximum amount equal to 18 months' compensation.

     The Company has an employment agreement with Mr. Saner which provides for his employment as President of the Company for a period of three years, ending in July 1998. Mr. Saner's employment agreement provided initially for an annual base salary of $15,000 per month but this was increased to $16,125 per month in 1996. The other provisions of Mr. Saner's employment agreement are similar to those of Mr. Dunaway's employment agreement.

     The Company also has an employment agreement with Mr. Kreeft which provides for his employment as Executive Vice President of Engineering of the Company for a period of five years, ending in August 1997, and on a month-to-month basis thereafter. Mr. Kreeft's employment agreement initially provided for an annual base salary of $7,500 per month but this was increased to $12,500 per month in 1995. The employment agreement also prohibits Mr. Kreeft from competing with the Company for a period of six months after termination of his employment. The employment agreement may be terminated by mutual agreement, voluntarily by Mr. Kreeft upon 90 days' prior written notice, for cause or upon death or disability of Mr. Kreeft. Depending on the manner in which the employment agreement is terminated, Mr. Kreeft or his heirs are entitled to different levels of compensation upon termination, subject to a maximum amount equal to two years' compensation.

DIRECTORS' COMPENSATION

     The Company pays Mr. Bang and Mr. Hurley a director's fee of $500 for each Board meeting and $250 for each committee meeting attended. Otherwise, the Company pays no cash remuneration to its directors except reimbursement for reasonable expenses.

     In 1995 the Company implemented, effective March 1, 1996, the 1995 Non-Employee Directors Restricted Stock Award Plan (the "Restricted Stock Plan"), pursuant to which non-employee directors are granted restricted stock awards. Under the Restricted Stock Plan, every five years each non-employee director will receive a restricted stock award covering 15,000 shares of Common Stock, twenty percent of which vests each year the non-employee director serves on the Board of Directors. Awards are pro-rated for non-employee directors selected between annual meetings of the stockholders. A total of 240,000 shares of Common Stock have been reserved for issuance under the Restricted Stock Plan and 74,000 shares have been granted as of April 24, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Effective July 1995, the Board of Directors established the Compensation Committee, now composed of Mr. Van Degna and Mr. Bang. Prior to that time, the Board of Directors as a whole, including Mr. Dunaway, the Chief Executive Officer, and Mr. Saner, the President, participated in determining executive officer compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 1997, certain information with respect to the beneficial ownership of shares of Common Stock of (i) all stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, as determined pursuant to Rule 13d-3 ("Rule 13d-3") promulgated by the Securities and Exchange Commission (the "SEC"), (ii) each director of the Company and the Chief Executive Officer and each of the four most highly compensated named executive officers of the Company, and (iii) all directors and executive officers as a group. The following table is based in part on information provided in Schedule 13Ds and Schedule 13Gs furnished to the Company. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares beneficially owned by them.

                                                                    AMOUNT AND NATURE OF
                                                                    BENEFICIAL OWNERSHIP
                                                          ----------------------------------------
                                                                                       PERCENTAGE
                                                                        ACQUIRABLE         OF
           NAME OF BENEFICIAL OWNER OR GROUP              CURRENTLY     WITHIN 60      OUTSTANDING
            (AND ADDRESS OF 5% STOCKHOLDER)                 OWNED          DAYS           STOCK
           ---------------------------------              ---------     ----------     -----------
Mark H. Dunaway.........................................  2,307,825(1)    17,866(2)       14.4%
  Chairman of the Board and Chief
  Executive Officer
  944 Gatewood Court, N.W.
  Atlanta, GA 30327
Michael J. Saner........................................    502,830(3)    32,487(2)        3.3
  Director and President
Kim Smith Hughes........................................      3,000                          *
  Chief Financial Officer
Eugene H. Kreeft........................................    449,104       32,487(2)        3.0
  Executive Vice President of Engineering
Patrick T. Markey.......................................        100                          *
  Vice President of Marketing
William H. Bang.........................................     15,500(4)                       *
  Director
John J. Hurley..........................................     14,000(4)                       *
  Director
Robert Van Degna........................................  1,057,500(4)(5)                  6.6
  Director
Jeffrey H. Schutz.......................................  1,057,502(4)(6)                  6.6
  Director
Ronald W. White.........................................    465,663(4)(7)                  2.9
  Director
Richard H. Stewart......................................  1,005,964(8)                     6.2
  77 East Crossville Road, Suite 310
  Roswell, Georgia 30075
Centennial Fund IV, L.P.................................  1,057,502(6)                     6.6
  1999 Broadway, Suite 2100
  Denver, CO 80202
Saugatuck Capital Company, L.P. III.....................  1,042,502(9)                     6.5
  One Canterbury Green
  Stamford, Connecticut 06901
Transit Communications U.S.A., L.P......................    834,208(8)                     5.2
  470 Ebenezer Road
  Roswell, Georgia 30075
Putnam Investments, Inc.................................  1,415,400                        8.8
  One Post Office Box Square
  Boston, Massachusetts 02109
State of Wisconsin Investment Board.....................    900,000                        5.6
  121 East Wilson Street
  Madison, Wisconsin 53707
All executive officers and directors as a group (17
  persons)..............................................  5,879,635      115,327(2)       37.0%

---------------

  * Less than one percent

(1) All shares are jointly held with Marcia M. Dunaway, Mr. Dunaway's spouse.
(2) Consists of shares subject to stock options granted pursuant to the Company's stock option plans.
(3) Includes 53,726 shares of Common Stock held in the name of Saner Communications, Inc., a corporation wholly-owned by Mr. Saner.
(4) Includes shares awarded pursuant to the Company's 1995 Non-Employee Restricted Stock Award Plan, which are subject to restrictions on transfer that lapse over five years.
(5) Includes 271,049 shares of Common Stock held by Fleet Equity Partners VI, L.P. ("FEP"), 632,450 shares of Common Stock held by Fleet Venture Resources, Inc. ("FVR"), and 139,001 shares of Common Stock held by Chisholm Partners II L.P. ("CPII"). Mr. Van Degna is Chairman and CEO of Fleet Growth Resources II, Inc. and President of Silverado IV Corp., the general partners of FEP and he is a limited partner of FEP. Mr. Van Degna is Chairman and CEO of FVR, and he is President of Silverado II Corp., the general partner of Silverado II, L.P. which is the general partner of CPII. Mr. Van Degna is also a limited partner of Silverado II, L.P. As Chairman and CEO of Fleet Growth Resources II, Inc. and President of Silverado II Corp., Mr. Van Degna may be deemed to share voting and investment power with respect to such shares. Mr. Van Degna disclaims beneficial ownership of all shares of Common Stock which are directly owned by FVR, and those shares of Common Stock which are directly held by FEP and CPII, except for his pecuniary interest therein. Does not include shares and warrants to be issued pursuant to the April 9, 1997 agreement between the Company and certain existing shareholders concerning the issuance of preferred stock and warrants (the "Preferred Stock Agreement").

(6) 1,042,502 of the shares are owned by Centennial Fund IV, L.P. ("CIV"). 15,000 shares (which were granted pursuant to the Company's 1995 Non-Employee Restricted Stock Award Plan) are held by Mr. Schutz on behalf of CIV. Mr. Schutz is a General Partner of Centennial Holdings IV, L.P. ("Holdings"). Holdings is the sole General Partner of CIV and in such capacity has authority to make decisions regarding the voting and disposition of shares of Common Stock owned by CIV (such decisions are made by a six person investment committee of Holdings, of which Mr. Schutz is a member); Holdings may, therefore, be deemed to be the indirect beneficial owner of the shares reported by CIV above, although it does not directly own any shares of the Common Stock itself. Mr. Schutz (and each of the other members of Holdings' Investment Committee) disclaims beneficial ownership of all shares of Common Stock directly or indirectly owned by CIV. Does not include shares and warrants to be issued pursuant to the Preferred Stock Agreement.
(7) Includes 465,663 shares held by Advanced Technology Development Fund II, L.P. ("ATDF"), an entity for which Mr. White serves as general partner. Does not include 834,208 shares held by Transit Communications U.S.A., L.P., a limited partnership in which ATDF owns an approximate 70% limited partnership interest.
(8) Includes 834,208 shares of Common Stock held by Transit Communications U.S.A., L.P., a limited partnership. Mr. Stewart controls the voting stock of the general partner of Transit Communications U.S.A., L.P.
(9) Does not include shares and warrants to be issued pursuant to the Preferred Stock Agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On July 3, 1996, the Company acquired Paging Services, Inc. ("PSI") pursuant to an Agreement and Plan of Merger of the same date. The acquisition was accomplished through the merger of PSI with and into Preferred Technical Services, Inc., a wholly-owned subsidiary of the Company. In the merger, PSI shareholders received an aggregate of $500,000 of Common Stock (58,823 shares) and $250,000 in cash. The purchase price was determined based upon arms-length negotiations between the Company and PSI and a valuation of PSI obtained by the Company from a third party.

     Michael J. Saner, President and a director of the Company, and Eugene H. Kreeft, Executive Vice President of Engineering of the Company, each owned approximately 45% of the capital stock of PSI prior to the merger. The Company's purpose for the acquisition was to increase the services provided to its customers and to reduce the cost of services and assets provided by PSI to the Company. Pursuant to the merger, Messrs. Saner and Kreeft each received
$112,500 in cash and 26,470 shares of Common Stock.

     On December 3, 1996, the Company acquired by merger all of the outstanding common stock of EPS Wireless, Inc., a Texas corporation ("EPS") by merger of EPS with and into a wholly-owned subsidiary of the Company ("Sub Corp"). Mark H. Dunaway, Chairman of the Board and Chief Executive Officer of the Company, controlled approximately 11.4% of the outstanding shares of EPS common stock prior to the merger, and served as a director of EPS prior to the merger. Pursuant to the merger, Mr. Dunaway received $9,427.81 in cash and 76,658 shares of Common Stock. Immediately following the merger, Sub Corp changed its name to "EPS Wireless, Inc."

     To acquire EPS, the Company paid $300,000 in cash and 673,524 shares of Common Stock, and agreed to pay possible additional consideration in early 1999 of up to $5,000,000 in cash based on the financial performance of EPS during calendar years 1997 and 1998, or earlier if certain events occur prior to 1999. The total consideration to be paid for EPS was determined based on arms-length negotiations between representatives of the Company and representatives of EPS and a valuation of EPS obtained by the Company from a third party.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents:

     1. Financial Statements.

         The following financial statements of the Company and Reports of Independent Auditors are filed as part of this Report pursuant to
         Item 8:

         Consolidated Balance Sheets as of December 31, 1995 and 1996 Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996
         Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1994, 1995 and 1996
         Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996
         Notes to Consolidated Financial Statements
         Report of Price Waterhouse LLP, Independent Accountants
         Report of Ernst & Young LLP, Independent Auditors

     2. Financial Statement Schedules.

        The following financial statement schedule of the Company and Reports of Independent Auditors is filed as a part of this Report pursuant to
        Item 8:

        Schedule II - Valuation and Qualifying Accounts
        Report of  Price Waterhouse LLP, Independent Accountants
        Report of  Ernst & Young  LLP, Independent Auditors

        All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

     3. Exhibits.

EXHIBIT NO.  DESCRIPTION
-----------  -----------
3.1          Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Registration Statement filed on Form S-1, No. 33-80507)
3.2          Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.4 to the Quarterly
               Report filed on Form 10-Q, No. 0-27658, for the quarter ended March 31, 1996)
4.1          Reference is hereby made to Exhibits 3.1 and 3.2
10.1*        Preferred Networks, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the
               Registration Statement filed on Form S-1, No. 33-80507)
10.2*        Preferred Networks, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the
               Registration Statement filed on Form S-1, No. 33-80507)
10.3*        Preferred Networks, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to
               Exhibit 10.3 to the Registration Statement filed on Form S-1, No. 33-80507)
10.4*        Preferred Networks, Inc. 1995 Employee Stock Purchase Plan (incorporated by reference to
               Exhibit 10.4 to the Registration Statement filed on Form S-1, No. 33-80507)
10.5*        Preferred Networks, Inc. 1995 Non-Employee Directors' Restricted Stock Award Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement filed on Form S-1, No. 33-80507)
10.6         Purchase Agreement dated June 21, 1995, among the Company, Fleet Equity Partners VI, L.P.,
               Fleet Venture Resources, Inc., Chisholm Partners II, L.P., Centennial Fund IV, L.P., Saugatuck
               Capital Company Limited Partnership III, Primus Capital Fund III Limited Partnership, PNC
               Capital Corp. and certain of the Company's stockholders (incorporated by reference to Exhibit
               10.6 to the Registration Statement filed on Form S-1, No. 33-80507)
10.7         Stockholders Agreement dated June 21, 1995 among the Company, Fleet Equity Partners VI, L.P.,
               Fleet Venture Resources, Inc., Chisholm Partners II, L.P., Centennial Fund IV, L.P., Saugatuck
               Capital Company Limited Partnership III, Primus Capital Fund III Limited Partnership, PNC
               Capital Corp. and certain of the Company's stockholders (incorporated by reference to
               Exhibit 10.7 to the Registration Statement filed on Form S-1, No. 33-80507)
10.8         Registration Rights Agreement dated June 21, 1995 among the Company, Fleet Equity Partners VI,
               L.P., Fleet Venture Resources, Inc., Chisholm Partners II, L.P., Centennial Fund IV, L.P.,
               Saugatuck Capital Company Limited Partnership III, Primus Capital Fund III Limited
               Partnership, PNC Capital Corp. and certain of the Company's stockholders (incorporated by reference to Exhibit 10.8 to the  Registration Statement filed on Form S-1, No. 33-80507)
10.9         Warrant to Purchase Common Stock dated June 22, 1995 issued to Legg Mason Wood Walker,
               Incorporated (incorporated by reference to Exhibit 10.9 to the Registration Statement filed on
               Form S-1, No. 33-80507)
10.10        Promissory Note and Credit Agreement dated as of April 1, 1995, between the Company and
               Glenayre Electronics, Inc. as amended (incorporated by reference to Exhibit 10.10 to the
               Registration Statement filed on Form S-1, No. 33-80507)
10.11        Credit Agreement and Promissory Note, each dated June 16, 1995, between the Company and
               Motorola, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement filed on
               Form S-1, No. 33-80507)

10.12        Sublease Agreement, dated May 8, 1995, between the Company and The Carter Group for office space in Oakbrook Research Center, Norcross, Georgia (incorporated by reference to
               Exhibit 10.12 to the Registration Statement filed on Form S-1, No. 33-80507)
10.13        Lease Agreement and Addendum, dated October 14, 1992, between the Company and Connecticut
               Mutual Life Insurance Company for office space at Goshen Springs Road, Norcross, Georgia, as amended (incorporated by reference to Exhibit 10.13 to the Registration Statement filed on Form
               S-1, No. 33-80507)
10.14*       Management Employment Agreement, dated July 8, 1995, between the Company and Mark H. Dunaway
               (incorporated by reference to Exhibit 10.14 to the Registration Statement filed on Form S-1, No.
               33-80507)
10.15*       Management Employment Agreement, dated July 7, 1995, between the Company and Michael J. Saner
               (incorporated by reference to Exhibit 10.15 to the Registration Statement filed on Form S-1, No.
               33-80507)
10.16*       Management Employment Agreement, dated August 16, 1992, between the Company and Eugene H.
               Kreeft (incorporated by reference to Exhibit 10.16 to the Registration Statement filed on Form S-1,
               No. 33-80507)
10.17        Amendment No. 1, dated as of December 12, 1995, to Purchase Agreement dated June 21, 1995 among the Company, Fleet Equity Partners VI, L.P., Fleet Venture Resources, Inc., Chisholm Partners II,
               L.P., Centennial Fund IV, L.P., Saugatuck Capital Company Limited Partnership III, Primus Capital
               Fund III Limited Partnership, PNC Capital Corp. and certain of the Company's stockholders
               (incorporated by reference to Exhibit 10.17 to the Registration Statement filed on Form S-1, No.
               33-80507)
10.18        Amendment No. 1, dated as of December 12, 1995, to Stockholders Agreement dated June 21, 1995 among the Company, Fleet Equity Partners VI, L.P., Fleet Venture Resources, Inc., Chisholm
               Partners II, L.P., Centennial Fund IV, L.P., Saugatuck Capital Company Limited Partnership III,
               Primus Capital Fund III Limited Partnership, PNC Capital Corp. and certain of the Company's stockholders (incorporated by reference to Exhibit 10.18 to the Registration Statement filed on
               Form S-1, No. 33-80507)
10.19        Lease Agreement, dated August 4, 1993, between Alamac Limited Partnership and the Company, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement filed on Form
               S-1, No. 33-80507)
10.20        Sub-Lease Agreement, dated as of December 18, 1995 between PSB Building Corp. and the Company
               (incorporated by reference to Exhibit 10.20 to the Registration Statement filed on Form S-1, No.
               33-80507)
10.21        Commercial Lease Contract, dated December 6, 1995, between Lantrac Investments, LLC and the
               Company (incorporated by reference to Exhibit 10.21 to the Registration Statement filed on Form S-1
               No. 33-80507)
10.22        Promissory Note and Credit Agreement, dated January 26, 1996, between the Company and Glenayre
               Electronics, Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement filed on
               Form S-1, No. 33-80507)
10.23        Letter Confirming Line of Credit with Associates Capital Services Corporation (incorporated by reference to Exhibit 10 to the Quarterly Report filed on Form 10-Q, No. 0-27658,  for the quarter ended March 31, 1996)
10.24        Agreement and Plan of Merger, dated July 3, 1996, by and among Paging Services, Inc., Preferred
               Networks, Inc., and the shareholders of Paging Services, Inc. (incorporated by reference to Exhibit
               10.1 to the Quarterly Report filed on Form 10-Q, No. 0-27658,  for the quarter ended June 30, 1996)
10.25        Credit Agreement dated August 8, 1996, by and among Preferred Networks, Inc., PNI Systems, LLC, and
               NationsBank, N. A. (South) (incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q, No. 0-27658,  for the quarter ended June 30, 1996)
10.26        Asset Purchase Agreement, dated as of June 19, 1996 and amended as of September 5, 1996 and as of
               September 13, 1996, by and among Big Apple Paging Corporation, Preferred Networks, Inc. and
               Gary Hencken (incorporated by reference to Exhibit 2.1 to the Current Report filed on Form 8-K,
               No. 0-27658, filed September 27, 1996)
10.27        Stock Purchase Agreement by and among Preferred Networks, Inc., Mercury Paging & Communications,
               Inc., HTB Communications Inc., Custom Page, Inc., and M.P.C. Distributors Inc. (collectively,
               "Sellers") and the Shareholders of Sellers dated as of September 30, 1996 (incorporated by reference to Exhibit 10.3 to the Quarterly Report filed on Form 10-Q, No. 0-27658, for the quarter ended
               September 30, 1996)

10.28        Agreement and Plan of Merger by and among Preferred Networks, Inc., EPS Acquisition Corp., EPS
               Wireless, Inc. and the Shareholders of EPS Wireless, Inc. (incorporated by reference to Exhibit  2.1 to the Current Report filed on Form 8-K, No. 0-27658, filed December 17, 1996)
10.29        First Amendment to Credit Agreement dated as of December 20, 1996, by and among Preferred Networks,
               Inc., PNI Systems, LLC, and NationsBank, N.A. (South)
10.30        Second Amendment to Credit Agreement dated as of March 12, 1997, by and among Preferred Networks,
               Inc., PNI Systems, LLC, and NationsBank, N.A. (South)
10.31        Commitment Letter dated April 9, 1997 between the Company, Centennial Fund IV, L.P., Saugatuck Capital III,
               PNC Capital Corp., Fleet Equity Partners, and Primus Venture Fund III
10.32        Third Amendment to Credit Agreement dated as of April 11, 1997, by and among Preferred Networks, Inc., PNI
               Systems, LLC and NationsBank, N.A. (South)
11.1         Computation of Net Loss Per Share
11.2         Computation of Supplemental Net Loss Per Share
21           Subsidiaries of the Company
23.1         Consent of Price Waterhouse LLP
23.2         Consent of Ernst & Young LLP
27           Financial Data Schedule (for SEC use only)


* Indicates management contract or compensation plan or arrangement

     (b) Reports on Form 8-K.

     On November 27, 1996, the Company filed a Current Report on Form 8-K/A that included the following audited financial statements and unaudited pro forma financial information relating to Big Apple: audited financial statements of Big Apple as of and for the year ended December 31, 1995 and unaudited financial statements as of June 30, 1996 and for the six months ended June 30, 1996 and 1995, and unaudited pro forma condensed consolidated balance sheet of the Company as of June 30, 1996 and unaudited pro forma condensed consolidated statements of operations of the Company for the year ended December 31, 1995 and for the six months ended June 30, 1996.

     On December 17, 1996, the Company filed a Current Report on Form 8-K relating to the Company's acquisition by merger on December 3, 1996 of EPS.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              PREFERRED NETWORKS, INC.
Date: April 14, 1997                                          /s/ Mark H. Dunaway
                                                              -------------------
                                                              Mark H. Dunaway
                                                              Chief Executive Officer (Principal
                                                              Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following per persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 1997                                          /s/ Mark H. Dunaway
                                                              -------------------
                                                              Mark H. Dunaway
                                                              Chairman of the Board of Directors,
                                                              Chief Executive Officer and Director

Date: April 14, 1997                                          /s/ Michael J. Saner
                                                              --------------------
                                                              Michael J. Saner
                                                              President and Director

Date: April 14, 1997                                          /s/ Kim Smith Hughes
                                                              --------------------
                                                              Kim Smith Hughes
                                                              Chief Financial Officer (Principal Financial
                                                              and Principal Accounting Officer)

Date: April 14, 1997                                          /s/ William H. Bang
                                                              -------------------
                                                              William H. Bang
                                                              Director

Date: April 14, 1997                                          /s/ John J. Hurley
                                                              ------------------
                                                              John J. Hurley
                                                              Director

Date: April 14, 1997                                          /s/ Jeffrey H. Schutz
                                                              ---------------------
                                                              Jeffrey H. Schutz
                                                              Director

Date: April 14, 1997                                          /s/ Robert Van Degna
                                                              --------------------
                                                              Robert Van Degna
                                                              Director

Date: April 14, 1997                                          /s/ Ronald. W. White
                                                              --------------------
                                                              Ronald W. White
                                                              Director

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED DECEMBER 1994, 1995 AND 1996



                                                           ADDITIONS
                                            BALANCE AT    CHARGED TO
                                             BEGINNING     COSTS AND                    BALANCE AT
               DESCRIPTION                   OF PERIOD     EXPENSES    DEDUCTIONS (1)  END OF PERIOD
                                           -------------  -----------  --------------  -------------
YEAR ENDED DECEMBER 31, 1996:
Reserve and allowance deducted from
  asset accounts
  Allowance for doubtful accounts                $  86,426    $ 393,063      $(224,499)      $ 254,990
  Valuation allowance for deferred taxes         2,027,792    3,921,240          ----        5,949,032

YEAR ENDED DECEMBER 31, 1995:
Reserve and allowance deducted from
  asset accounts
  Allowance for doubtful accounts                   35,000      193,664       (142,238)         86,426
  Valuation allowance for deferred taxes           767,188    1,260,604          ----        2,027,792

YEAR ENDED DECEMBER 31, 1994:
Reserve and allowance deducted from
  asset accounts
  Allowance for doubtful accounts                   20,611       96,745        (82,356)         35,000
  Valuation allowance for deferred taxes           353,354      413,834          ----          767,188

(1)  Uncollectible accounts written off, net of recoveries

     REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Preferred Networks, Inc.

Our audit of the consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows for the year ended December 31, 1994 referred to in our report dated February 10, 1995 except as to the first paragraph of Note 5 which is as of January 24, 1996 appearing on page 29 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Price Waterhouse LLP
Atlanta, Georgia
February 10, 1995 except as to the first paragraph of Note 5 which is as of January 24, 1996

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Preferred Networks, Inc.

We have audited the consolidated financial statements of Preferred Networks, Inc. as of December 31, 1995 and 1996, and for the years then ended, and have issued our report thereon dated April 14, 1997. Our audits also included the financial statement schedule for the years ended December 31, 1995 and 1996 listed in Item 14 (a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule for the year ended December 31, 1995 and 1996 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Atlanta, Georgia
April 14, 1997

INDEX TO EXHIBITS

EXHIBIT NO.  DESCRIPTION
-----------  -----------
3.1          Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Registration Statement filed on Form S-1, No. 33-80507)
3.2          Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.4 to the Quarterly
               Report filed on Form 10-Q, No. 0-27658, for the quarter ended March 31, 1996)
4.1          Reference is hereby made to Exhibits 3.1 and 3.2
10.1*        Preferred Networks, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the
               Registration Statement filed on Form S-1, No. 33-80507)
10.2*        Preferred Networks, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the
               Registration Statement filed on Form S-1, No. 33-80507)
10.3*        Preferred Networks, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to
               Exhibit 10.3 to the Registration Statement filed on Form S-1, No. 33-80507)
10.4*        Preferred Networks, Inc. 1995 Employee Stock Purchase Plan (incorporated by reference to
               Exhibit 10.4 to the Registration Statement filed on Form S-1, No. 33-80507)
10.5*        Preferred Networks, Inc. 1995 Non-Employee Directors' Restricted Stock Award Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement filed on Form S-1, No. 33-80507)
10.6         Purchase Agreement dated June 21, 1995, among the Company, Fleet Equity Partners VI, L.P.,
               Fleet Venture Resources, Inc., Chisholm Partners II, L.P., Centennial Fund IV, L.P., Saugatuck
               Capital Company Limited Partnership III, Primus Capital Fund III Limited Partnership, PNC
               Capital Corp. and certain of the Company's stockholders (incorporated by reference to Exhibit
               10.6 to the Registration Statement filed on Form S-1, No. 33-80507)
10.7         Stockholders Agreement dated June 21, 1995 among the Company, Fleet Equity Partners VI, L.P.,
               Fleet Venture Resources, Inc., Chisholm Partners II, L.P., Centennial Fund IV, L.P., Saugatuck
               Capital Company Limited Partnership III, Primus Capital Fund III Limited Partnership, PNC
               Capital Corp. and certain of the Company's stockholders (incorporated by reference to
               Exhibit 10.7 to the Registration Statement filed on Form S-1, No. 33-80507)
10.8         Registration Rights Agreement dated June 21, 1995 among the Company, Fleet Equity Partners VI,
               L.P., Fleet Venture Resources, Inc., Chisholm Partners II, L.P., Centennial Fund IV, L.P.,
               Saugatuck Capital Company Limited Partnership III, Primus Capital Fund III Limited
               Partnership, PNC Capital Corp. and certain of the Company's stockholders (incorporated by reference to Exhibit 10.8 to the  Registration Statement filed on Form S-1, No. 33-80507)
10.9         Warrant to Purchase Common Stock dated June 22, 1995 issued to Legg Mason Wood Walker,
               Incorporated (incorporated by reference to Exhibit 10.9 to the Registration Statement filed on
               Form S-1, No. 33-80507)
10.10        Promissory Note and Credit Agreement dated as of April 1, 1995, between the Company and
               Glenayre Electronics, Inc. as amended (incorporated by reference to Exhibit 10.10 to the
               Registration Statement filed on Form S-1, No. 33-80507)
10.11        Credit Agreement and Promissory Note, each dated June 16, 1995, between the Company and
               Motorola, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement filed on
               Form S-1, No. 33-80507)
10.12        Sublease Agreement, dated May 8, 1995, between the Company and The Carter Group for office space in Oakbrook Research Center, Norcross, Georgia (incorporated by reference to
               Exhibit 10.12 to the Registration Statement filed on Form S-1, No. 33-80507)
10.13        Lease Agreement and Addendum, dated October 14, 1992, between the Company and Connecticut
               Mutual Life Insurance Company for office space at Goshen Springs Road, Norcross, Georgia, as amended (incorporated by reference to Exhibit 10.13 to the Registration Statement filed on Form
               S-1, No. 33-80507)
10.14*       Management Employment Agreement, dated July 8, 1995, between the Company and Mark H. Dunaway
               (incorporated by reference to Exhibit 10.14 to the Registration Statement filed on Form S-1, No.
               33-80507)
10.15*       Management Employment Agreement, dated July 7, 1995, between the Company and Michael J. Saner
               (incorporated by reference to Exhibit 10.15 to the Registration Statement filed on Form S-1, No.
               33-80507)

10.17        Amendment No. 1, dated as of December 12, 1995, to Purchase Agreement dated June 21, 1995 among the Company, Fleet Equity Partners VI, L.P., Fleet Venture Resources, Inc., Chisholm Partners II,
               L.P., Centennial Fund IV, L.P., Saugatuck Capital Company Limited Partnership III, Primus Capital
               Fund III Limited Partnership, PNC Capital Corp. and certain of the Company's stockholders
               (incorporated by reference to Exhibit 10.17 to the Registration Statement filed on Form S-1, No.
               33-80507)
10.18        Amendment No. 1, dated as of December 12, 1995, to Stockholders Agreement dated June 21, 1995 among the Company, Fleet Equity Partners VI, L.P., Fleet Venture Resources, Inc., Chisholm
               Partners II, L.P., Centennial Fund IV, L.P., Saugatuck Capital Company Limited Partnership III,
               Primus Capital Fund III Limited Partnership, PNC Capital Corp. and certain of the Company's stockholders (incorporated by reference to Exhibit 10.18 to the Registration Statement filed on
               Form S-1, No. 33-80507)
10.19        Lease Agreement, dated August 4, 1993, between Alamac Limited Partnership and the Company, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement filed on Form
               S-1, No. 33-80507)
10.20        Sub-Lease Agreement, dated as of December 18, 1995 between PSB Building Corp. and the Company
               (incorporated by reference to Exhibit 10.20 to the Registration Statement filed on Form S-1, No.
               33-80507)
10.21        Commercial Lease Contract, dated December 6, 1995, between Lantrac Investments, LLC and the
               Company (incorporated by reference to Exhibit 10.21 to the Registration Statement filed on Form S-1
               No. 33-80507)
10.22        Promissory Note and Credit Agreement, dated January 26, 1996, between the Company and Glenayre
               Electronics, Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement filed on
               Form S-1, No. 33-80507)
10.23        Letter Confirming Line of Credit with Associates Capital Services Corporation (incorporated by reference to Exhibit 10 to the Quarterly Report filed on Form 10-Q, No. 0-27658,  for the quarter ended March 31, 1996)
10.24        Agreement and Plan of Merger, dated July 3, 1996, by and among Paging Services, Inc., Preferred
               Networks, Inc., and the shareholders of Paging Services, Inc. (incorporated by reference to Exhibit
               10.1 to the Quarterly Report filed on Form 10-Q, No. 0-27658,  for the quarter ended June 30, 1996)
10.25        Credit Agreement dated August 8, 1996, by and among Preferred Networks, Inc., PNI Systems, LLC, and
               NationsBank, N. A. (South) (incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q, No. 0-27658,  for the quarter ended June 30, 1996)
10.26        Asset Purchase Agreement, dated as of June 19, 1996 and amended as of September 5, 1996 and as of
               September 13, 1996, by and among Big Apple Paging Corporation, Preferred Networks, Inc. and
               Gary Hencken (incorporated by reference to Exhibit 2.1 to the Current Report filed on Form 8-K,
               No. 0-27658, filed September 27, 1996)
10.27        Stock Purchase Agreement by and among Preferred Networks, Inc., Mercury Paging & Communications,
               Inc., HTB Communications Inc., Custom Page, Inc., and M.P.C. Distributors Inc. (collectively,
               "Sellers") and the Shareholders of Sellers dated as of September 30, 1996 (incorporated by reference to Exhibit 10.3 to the Quarterly Report filed on Form 10-Q, No. 0-27658, for the quarter ended
               September 30, 1996)
10.28        Agreement and Plan of Merger by and among Preferred Networks, Inc., EPS Acquisition Corp., EPS
               Wireless, Inc. and the Shareholders of EPS Wireless, Inc. (incorporated by reference to Exhibit  2.1 to the Current Report filed on Form 8-K, No. 0-27658, filed December 17, 1996)
10.29        First Amendment to Credit Agreement dated as of December 20, 1996, by and among Preferred Networks,
               Inc., PNI Systems, LLC, and NationsBank N.A. (South)
10.30        Second Amendment to Credit Agreement dated as of March 12, 1997, by and among Preferred Networks,
               Inc., PNI Systems, LLC, and NationsBank, N.A. (South)
10.31        Commitment Letter dated April 9, 1997 between the Company, Centennial Fund IV, L.P., Saugatuck Capital III,
               PNC Capital Corp., Fleet Equity Partners, and Primus Venture Fund III
10.32        Third Amendment to Credit Agreement dated as of April 11, 1997, by and among Preferred Networks, Inc., PNI
               Systems, LLC and NationsBank, N.A. (South)
11.1         Computation of Net Loss Per Share
11.2         Computation of Supplemental Net Loss Per Share
21           Subsidiaries of the Company
23.1         Consent of Price Waterhouse LLP
23.2         Consent of Ernst & Young LLP
27           Financial Data Schedule (for SEC use only)
--------
* Indicates management contract or compensation plan or arrangement