Form 10-Q
period 1997-03-31
PREFERRED NETWORKS INC
filed 1997-05-14
CIK 893335

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                                  FORM 10-Q



         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                  to
                                               -----------------   -----------


                       Commission File Number: 0-27658

                          PREFERRED NETWORKS, INC.
           (Exact name of Registrant as Specified in its Charter)


           DELAWARE                                          58-1954892
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

                               Not Applicable
            (Former name, former address and former fiscal year,
                         if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X              No
                               -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,154,559 shares of common stock, par value $.0001, as of May 9, 1997.

                          PREFERRED NETWORKS, INC.


                             INDEX TO FORM 10-Q




PART I.   FINANCIAL INFORMATION                                          PAGE
                                                                        NUMBER
                                                                        ------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets, March 31, 1997
          (Unaudited) and December 31, 1996.............................   3

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 1997 and 1996 (Unaudited)........   4

          Condensed Consolidated Statement of Changes in Stockholders'
          Equity (Deficit) for the three months ended March 31, 1997
          (Unaudited)...................................................   5

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 1997 and 1996 (Unaudited)........   6

          Notes to Condensed Consolidated Financial Statements..........   7
          (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................  10

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities.........................................  17

Item 6.   Exhibits and Reports on Form 8-K..............................  17

          Signatures....................................................  19


                           PREFERRED NETWORKS, INC.


                    CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                       MARCH 31,        DECEMBER 31,
                                                                         1997               1996
                                                                     ------------       ------------
                                                                      (UNAUDITED)
                                               ASSETS
Current assets
 Cash and cash equivalents....................................       $  3,050,134       $ 21,645,354
 Accounts receivable, net.....................................          4,723,118          2,909,379
 Inventory....................................................          5,167,993          5,630,478
 Prepaid expenses and other current assets....................            810,517            540,190
                                                                     ------------       ------------
  Total current assets........................................         13,751,762         30,725,401
 Property and equipment, net..................................         25,859,942         21,559,407
 Goodwill, net................................................         13,844,306          5,779,321
 FCC licenses, net............................................          9,606,697          4,601,792
 Other assets, net............................................          3,045,339          3,459,416
                                                                     ------------       ------------
                                                                     $ 66,108,046       $ 66,125,337
                                                                     ============       ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
 Accounts payable.............................................       $  4,829,554       $  5,017,467
 Accrued liabilities..........................................          1,866,843          2,878,573
 Accrued salaries.............................................            403,697            621,493
 Current portion of notes payable.............................          1,870,490            995,164
                                                                     ------------       ------------
  Total current liabilities...................................          8,970,584          9,512,697
Notes payable, less current portion...........................         16,191,617         16,029,652
                                                                     ------------       ------------
  Total liabilities...........................................         25,162,201         25,542,349
Stockholders' equity (deficit)
 Preferred stock, $.01 par value, 5,000,000 shares authorized;
  none issued or outstanding..................................              -                  -
 Common Stock, $.0001 par value, 70,000,000 shares authorized,
  16,080,559 and 15,290,921 shares issued and outstanding in
  1997 and 1996, respectively.................................              1,608              1,529
 Additional paid-in capital...................................         61,399,653         56,312,399
 Accumulated deficit..........................................        (20,455,416)       (15,730,940)
                                                                     ------------       ------------
  Total stockholders' equity..................................         40,945,845         40,582,988
                                                                     ------------       ------------
                                                                     $ 66,108,046       $ 66,125,337
                                                                     ============       ============

          See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                   THREE MONTHS ENDED MARCH 31,
                                                ---------------------------------
                                                     1997                1996
                                                -----------          -----------
Revenues
 Network services...........................    $ 2,565,588          $ 1,299,196
 Product sales..............................      2,933,325            1,036,380
 Other services.............................      2,617,438               32,957
                                                -----------          -----------
  Total revenues............................      8,116,351            2,368,533

Costs of revenues
 Network services...........................      1,908,208              741,559
 Product sales..............................      3,079,918            1,360,999
 Other services.............................      2,026,161                -
                                                -----------          -----------
  Total costs of revenues...................      7,014,287            2,102,558
                                                -----------          -----------
Gross margin................................      1,102,064              265,975
Selling, general and administrative expenses      4,092,276            1,459,711
Depreciation and amortization...............      1,645,902              363,376
                                                -----------          -----------
  Operating loss............................     (4,636,114)          (1,557,112)
Interest expense............................        226,798              141,945
Interest income.............................        138,436              198,297
                                                -----------          -----------
  Net loss..................................     (4,724,476)          (1,500,760)
Accretion of Series A and Series B
 Redeemable Convertible Preferred Stock.....          -               (1,121,316)
Series B Redeemable Convertible Preferred
 Stock dividend requirements................          -                 (353,651)
                                                -----------          -----------
  Net loss attributable to Common Stock.....    $(4,724,476)         $(2,975,727)
                                                ===========          ===========
Net loss per share of Common Stock..........          $(.30)         $      (.19)
                                                ===========          ===========
Weighted average number of common shares
 used in calculating net loss per share of
 Common Stock...............................     15,860,004           10,858,366
                                                ===========          ===========

          See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                      IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (UNAUDITED)




                                                        ADDITIONAL
                                          COMMON         PAID-IN             ACCUMULATED
                                           STOCK         CAPITAL               DEFICIT            TOTAL
                                         ---------     -----------          ------------       -----------
Balance at December 31, 1996..........   $   1,529     $56,312,399          $(15,730,940)      $40,582,988
 Issuance of  789,638 shares of
  Common Stock pursuant
  to acquisitions.....................          79       5,079,921                 -             5,080,000
 Non-cash stock option
  compensation........................       -               7,333                 -                 7,333
 Net loss.............................       -               -                (4,724,476)       (4,724,476)
                                         ---------     -----------          ------------       -----------
Balance at March 31, 1997.............   $   1,608     $61,399,653          $(20,455,416)      $40,945,845
                                         =========     ===========          ============       ===========

          See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.


               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                            THREE MONTHS ENDED MARCH 31,
                                                                    -------------------------------------------
                                                                         1997                           1996
                                                                    -----------                     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................................         $ (4,724,476)                   $(1,500,760)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
 Depreciation and amortization.............................            1,645,902                        363,376
 Bad debt expense..........................................              145,526                         48,903
 Stock option compensation expense.........................                7,333                          7,333
 Changes in operating assets and liabilities:
  Accounts receivable......................................           (1,529,719)                       (93,010)
  Pager inventory..........................................              826,716                       (461,483)
  Prepaid expenses and other assets........................             (245,060)                        62,878
  Accounts payable.........................................             (905,544)                     2,088,311
  Accrued liabilities......................................             (397,628)                       (53,832)
  Accrued salaries.........................................             (217,796)                       128,812
                                                                    ------------                    -----------
Net cash (used in) provided by operating activities........           (5,394,746)                       590,528
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment.....................................           (1,737,001)                    (1,554,713)
Purchases of other assets and FCC licenses.................               47,988                       (266,219)
Payment for acquisitions, net of cash acquired.............          (10,543,350)                         -
                                                                    ------------                     ----------
Net cash used in investing activities......................          (12,232,363)                    (1,820,932)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings...................................                -                              -
Payments of borrowings.....................................             (968,111)                    (5,748,316)
Net proceeds from initial public offering of Common Stock..                -                         31,160,709
Payment of Redeemable Convertible Preferred Stock dividends                -                           (176,149)
                                                                    ------------                    -----------
Net cash provided by financing activities..................             (968,111)                    25,236,244
Net increase in cash and cash equivalents..................          (18,595,220)                    24,005,840
Cash and cash equivalents, beginning of period.............           21,645,354                      9,311,379
                                                                    ------------                    -----------
Cash and cash equivalents, end of period...................         $  3,050,134                    $33,317,219
                                                                    ============                    ===========

          See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                 (UNAUDITED)

1. THE COMPANY

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

   The Company has formed wholly-owned subsidiaries and limited liability companies to execute certain business transactions. All significant intercompany activity has been eliminated.

2. BASIS FOR PRESENTATION

   The interim condensed consolidated financial information contained herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include in the opinion of management, all adjustments, which are of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These financial statements and related notes should be read in conjunction with the financial statements and notes as of December 31, 1996, included in the Company's Annual Report on Form 10-K (File No. 0-27658). Results of operations for the periods presented herein are not necessarily indicative of results to be expected for the full year or any other interim period.

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

3. SUPPLEMENTAL CASH FLOW INFORMATION

   Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the three months ended March 31, 1997 and 1996, were approximately $365,000 and $105,000, respectively. There were no significant federal or state income taxes paid or refunded for the three months ended March 31, 1997 and 1996.

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

   Pursuant to their terms, upon consummation of the IPO all outstanding shares of Series A Redeemable Convertible Preferred Stock (the "Series A") and Series B Redeemable Convertible Preferred Stock (the "Series B") automatically converted into Common Stock. The Company elected to pay accrued dividends on the Series B through January 31, 1996, in shares of Common Stock and the remainder of the accrued dividends from February 1 to March 1, 1996, in the amount of $176,000 in cash. The total number of shares of Common Stock

                           PREFERRED NETWORKS, INC.

4. INITIAL PUBLIC OFFERING (IPO) - (CONTINUED)

   issued upon such conversion and such dividend payment was 6,860,280 shares. All accretion previously accrued was eliminated upon conversion to shares of Common Stock.

   A portion of the proceeds of the IPO was used to repay all debt then outstanding.

5. LOAN AGREEMENTS

   All existing loan agreements were terminated and outstanding balances repaid in March 1996, with funds received from the IPO.

   The Company has a secured credit facility for $12.0 million of vendor financing bearing interest at a five-year U.S. Treasury rate plus 6.5% payable in various monthly installments of principal and interest over 60 months, with maturity dates through 2001. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of March 31, 1997, there was $4.8 million outstanding under this facility with an additional $7.2 million available.

   The Company also has a $5.0 million credit facility to finance paging system equipment from a finance company bearing interest at 10% payable in various monthly installments of principal and interest over 60 months, with maturity dates through 2002. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of March 31, 1997, there was $3.6 million outstanding under this facility with an additional $1.4 million available.

   The Company has a $9.25 million revolving credit facility with a financial institution, the majority of which is to be used to finance paging network acquisitions and capital expenditures. The outstanding balance under this facility bears interest at a rate of prime plus 1% or at a rate of LIBOR plus 3.75%, at the Company's option. Interest only is payable monthly in arrears with the entire principal due in full in August 1998. Borrowings under this facility and the other two credit facilities are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to debt service, minimum net worth, acquisitions and future requirements for raising $15.0 million in debt or equity capital by July 1997 plus an additional $5.0 million by the end of January 1998, among other things. Availability under this facility is based on a multiple of the positive EBITDA in certain markets. As of March 31, 1997, there was $9.25 million outstanding under this facility with no additional availability.

6. LOSS PER SHARE

   Net loss per share was computed using the requirements of Accounting Principles Board Opinion No. 15 and SEC Staff Accounting Bulletin No. 83 and as such equals the net loss increased by the portion of accretion of the Series A which relates to shares which are not considered as cheap stock, as defined below, and the dividends on Series B divided by the weighted average number of shares of Common Stock outstanding, plus cheap stock as defined below up to the March 1, 1996 closing date of the IPO. The calculation excludes any antidilutive shares during the period, other than cheap stock.

   Pursuant to SEC Staff Accounting Bulletin No. 83, common stock and common stock equivalents (including preferred stock) issued at prices equal to or below the IPO price per share ("cheap stock") during the twelve-month period immediately preceding the initial filing date of the Company's registration statement for the IPO have been included as if outstanding for all periods presented, up until the March 1, 1996 closing date for the IPO (using the treasury stock method at the IPO price) even though the effect is to reduce the loss per share. A portion of the Series A, all of the Series B and certain of the stock options and warrants have been treated as cheap stock.

   The computation of fully diluted net loss per share of Common Stock was antidilutive in each of the periods presented; therefore the amounts reported for primary and fully diluted are the same.

   In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which generally simplifies the calculation of earnings per share. The Company will adopt the new accounting statement in 1998, however, the effect has not been determined.

                           PREFERRED NETWORKS, INC.

7. ACQUISITIONS

   In September 1996, the Company acquired substantially all the assets of Big Apple Paging Corporation ("Big Apple") for $3.8 million. Of this amount, $1.4 million was paid in cash and $1.0 million was paid by the issuance of 125,598 shares of Company's Common Stock in September 1996. In January 1997, $1.1 million was paid by the issuance of 165,317 shares of Common Stock and $130,000 was paid in cash. In April 1997, the remaining $250,000 was paid in cash. The transaction was accounted for as a purchase as of September 13, 1996. Big Apple is a reseller-based paging carrier in the states of New York, New Jersey, and Connecticut, and this acquisition provided the Company with a base of customers upon opening its Northeast TCC.

   In December 1996, the Company acquired the stock of EPS Wireless, Inc. ("EPS") for approximately $4.8 million, and possible additional consideration of up to an additional $5.0 million based on EPS's achievement of targeted operating performance during the two year period ending December 31, 1998. Of the purchase price, $4.5 million was paid by the issuance of 673,524 shares of Common Stock with the remainder of $300,000 paid in cash in February 1997. The transaction was accounted for as a purchase as of December 1, 1996 and the excess purchase price over the fair value of the assets acquired has been recorded as goodwill. Additional consideration, if any, will be recorded as goodwill. The Chairman of the Company was a minority stockholder and member of the Board of Directors of EPS prior to the acquisition.

   In January 1997, the Company acquired the stock of Mercury Paging & Communications, Inc. ("Mercury") and its affiliated companies for approximately $14.2 million of which approximately $10.3 million was paid in cash and the remainder by the issuance of 624,321 shares of Common Stock, 156,080 of which were held in escrow until April 1997 then released to the former Mercury shareholders after Mercury achieved certain revenue targets. Proceeds from the Company's revolving credit facility which were drawn in December 1996 were used to fund the majority of the cash portion of the purchase price, with working capital being used to fund the remainder. The transaction was accounted for as a purchase as of January 31, 1997. Mercury is a reseller-based paging carrier in the states of New York, New Jersey and Connecticut. Prior to closing, the Company earned revenues from Mercury under an agency agreement.

8. PENDING STOCK ISSUANCE

   The Company has a commitment from certain of its current stockholders for the purchase of $15.0 million in Redeemable Preferred Stock issuable at a price of $1.50 per share, which will accrue dividends at a rate of 10% per annum. The Preferred Stock will be redeemable at any time at the option of the Company at a price equal to $1.50 per share plus accrued dividends and if the holder so demands, five years from the date of issuance, the Preferred Stock must be redeemed by the Company at a price equal to $1.50 per share plus accrued dividends. In addition, each investor will be issued
   1.15 warrants for each share of Preferred Stock. Each warrant will be exercisable for five years following the issuance of the Preferred Stock and will entitle the holder to purchase one share of Common Stock for $1.50 per share subject to possible downward adjustment based on any private placement of the Company's Preferred or Common Stock. The warrants will include mandatory exercise and cancellation provisions in the event of redemption of the Preferred Stock. The Company has granted the investors the option to increase their commitment by or add additional investors for up to an additional $5.0 million at substantially the same terms until July 31, 1997. The issuance of the Preferred Stock and warrants is subject to shareholder approval and execution of definitive documents and the first $15.0 million is expected to close in June 1997.

   In addition, the Company has a commitment for a bridge loan from these same stockholders of up to $10.0 million bearing interest at 10% per annum to be utilized prior to the closing of the sale of the preferred stock. In April 1997, the Company borrowed $5.0 million on the bridge loan.

                           PREFERRED NETWORKS, INC.


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

The following table presents certain items in the Consolidated Statements of Operations as a percentage of total revenues for the three months ended March 31, 1997 and 1996, respectively.


                                   THREE MONTHS ENDED MARCH 31,
                                   ----------------------------
                                      1997             1996
                                     -----             -----
Revenues
 Network services                     31.6 %            54.9 %
 Product  sales                       36.1              43.8
 Other services                       32.3               1.3
                                     -----             -----
  Total revenues                     100.0             100.0
Costs of revenues
 Network services                     23.5              31.3
 Product sales                        37.9              57.5
 Other services                       25.0                 -
                                     -----             -----
  Total cost of revenues              86.4              88.8
                                     -----             -----
Gross margin                          13.6              11.2
Selling, general & administrative     50.4              61.6
Depreciation and amortization         20.3              15.3
                                     -----             -----
  Operating loss                     (57.1)            (65.7)
Interest expense                       2.8               6.0
Interest income                        1.7               8.4
                                     -----             -----
  Net loss                           (58.2)%           (63.3)%
                                     =====             =====
EBITDA                               (36.8)%           (50.4)%

The table below provides information about the Company's units in service by customer type and average revenue per unit ("ARPU") for the three months ended March 31. ARPU is calculated by dividing pager airtime revenues for the month by the total units in service at month end. ARPU for periods greater than one month equals the average of the monthly ARPUs during the period.

                                                     MARCH 31,                       PERCENTAGE INCREASE (DECREASE)
                                             ------------------------                ------------------------------
                                                1997            1996                  1997                  1996
                                             --------        --------                 ----                  ----
Units in service
 Reseller units                               295,709         139,194                112.4 %               110.2 %
 Co-location/interconnection units             97,458          38,867                150.7                 515.5
                                             --------        --------
   Total                                      393,167         178,061                120.8 %               145.5 %
                                             ========        ========
ARPU                                         $   2.43        $   2.59                 (6.2)%               (16.7)%

                           PREFERRED NETWORKS, INC.


RESULTS OF OPERATIONS

Total revenues increased $5.7 million, or 242.7%, to $8.1 million for the three-month period ended March 31, 1997, from $2.4 million for the three-month period ended March 31, 1996. Units in service increased by 215,106, or 120.8%, to 393,167 at March 31, 1997, from 178,061 at March 31, 1996.

The Company operates networks in 23 markets as of March 31, 1997 as compared to only 15 markets as of March 31, 1996. Revenues from network services increased by $1.3 million, or 97.5%, to $2.6 million for the three-month period ended March 31, 1997, from $1.3 million for the three-month period ended March 31, 1996. The increase was attributable to the growth in units in service and the associated recurring revenue stream, which resulted from expansion into eight new markets (New York, Chicago, Detroit, Boston, Albany NY, Richmond, Raleigh/Durham, and Charlotte), continued growth in existing markets and from the acquisition of substantially all of the paging assets of Big Apple Paging Corporation ("Big Apple") and the acquisition of Mercury Paging & Communications, Inc. and its affiliated companies ("Mercury"). The growth in units in service was offset in part by declining ARPU due to competitive pricing pressures in the industry, a continued shift to co-location/interconnection customers which were 24.8% of total units in service as of March 31, 1997 up from 21.8% as of March 31, 1996, and to a lesser extent, unit volume and airtime usage discounts. Co-location and interconnection customers generate lower ARPU to the Company because certain operating expenses customarily incurred by the Company are borne by the customer.

Revenues from product sales increased $1.9 million, or 183.0%, to $2.9 million for the three-month period ended March 31, 1997 from $1.0 million for the three-month period ended March 31, 1996. The increase results from revenue from the sourcing and sales of new, used and refurbished pager and cellular products by EPS Wireless, Inc. ("EPS"), which was acquired in December 1996.

Other services revenues increased to $2.6 million for three-month period ended March 31, 1997 from $33,000 for the three-month period ended March 31, 1996. The increase was due to the revenues of Preferred Technical Services, Inc. ("PTS") (acquired by the Company in July, 1996) from paging network equipment installation services, maintenance and engineering services and EPS's revenues associated with repair and refurbishment of pager and cellular products, inventory management and product fulfillment.

Cost of network services increased by $1.2 million, or 157.3%, to $1.9 million for the three-month period ended March 31, 1997, from $742,000 for the three-month period ended March 31, 1996. The increase was primarily attributable to the expansion into eight new markets and the increased number of units in service. Cost of network services as a percentage of network services revenue was 74.4% for the three-month period ended March 31, 1997 compared to 57.1% for the three-month period ended March 31, 1996, reflecting lower ARPU and expansion into new markets where there are currently fewer units in service producing revenue, although the market bears fully-loaded network cost.

Cost of product sales increased by $1.7 million, or 126.3%, to $3.1 million for the three-month period ended March 31, 1997, from $1.4 million for the three-month period ended March 31, 1996 due primarily to the cost of sourcing and sales of new, used and refurbished pager and cellular products by EPS and to a lesser extent due to costs of pager sales associated with network airtime. Cost of product sales as a percentage of product sales was 105.0% for the three-month period ended March 31, 1997, compared to 131.3% for the three-month period ended March 31, 1996. The decrease in the percentage is due to EPS's profits on product sales. Due to the competitive nature of pricing in the industry, the overall loss on product sales reflects the Company's marketing programs whereby pagers are sold to resellers at a loss to attract customers to its networks.

Cost of other services increased to $2.0 million for the three-month period ended March 31, 1997 from $0 for the three-month period ended March 31, 1996. The increase was due to PTS's costs associated with paging network equipment installation services, maintenance and engineering services and EPS's costs associated with repair and refurbishment of pager and cellular products, inventory management and product fulfillment. Cost of other services as a percentage of other services revenues was 77.4% for the three-month period ended March 31, 1997.

SG&A increased by $2.6 million, or 180.4%, to $4.1 million for the three-month period ended March 31, 1997, from $1.5 million for the three-month period ended March 31, 1996, but decreased as a percentage of total revenues to 50.4% for the three-month period ended March 31, 1997, from 61.6% for the three-month period ended March 31, 1996. The increase in dollars reflects additional sales and administrative cost to support the increasing number

                           PREFERRED NETWORKS, INC.

of customers and expansion into new markets associated with the Company's network services, and the additional personnel and other SG&A costs associated with PTS and EPS.

Depreciation and amortization increased by $1.3 million, or 352.9%, to $1.6 million for the three-month period ended March 31, 1997, from $363,000 for the three-month period ended March 31, 1996 primarily due to additional assets purchased or constructed for expansion into new markets, increased amortization of market entry costs as new markets begin to generate revenues and amortization of goodwill related to the acquisition of EPS and PTS. Depreciation and amortization increased as a percentage of total revenues to 20.3% for the three-month period ended March 31, 1997, from 15.3% for the three-month period ended March 31, 1996.

Interest expense increased $85,000, or 59.8%, to $227,000 for the three-month period ended March 31, 1997, from $142,000 for the three-month period ended March 31, 1996. The increase was due to the financing of the network buildout and borrowings related to the acquisition of Mercury on January 31, 1997. Also contributing to the increase was the repayment of all outstanding debt with a portion of the proceeds of the IPO in March 1996.

Interest income decreased $60,000, or 30.2%, to $138,000 for the three-month period ended March 31, 1997, from $198,000 for the three-month period ended March 31, 1996. The decrease is due to the higher level of investment in 1996 due to the proceeds of the IPO, which was consummated in March 1996.

Net loss for the three-month period ended March 31, 1997, as compared with the three-month period ended March 31, 1996, increased to $4.7 million from $1.5 million primarily due to losses incurred on sales of pager product below cost and substantial increases in SG&A, as described above.

The net loss per share of Common Stock for the three-month period ended March 31, 1997 increased to ($.30) from ($.19) for the same three month period ended in 1996 due to the increased net loss in 1997 as compared to the net loss attributable to common stockholders in 1996. Weighted average shares outstanding includes cheap stock until the IPO date.

LIQUIDITY AND CAPITAL RESOURCES

The Company's expansion strategy will continue to require substantial funds to finance the expansion of existing operations, the expansion into new markets as part of the nationwide build-out of its networks, the purchase of network assets and related FCC licenses, capital expenditures, debt service and general corporate purposes.

The Company's net cash used in operations was $5,395,000 million for the three-month period ended March 31, 1997, as compared to net cash provided by operations of $591,000 for the three-month period ended March 31, 1996. The primary reason for the increase in cash used in operations has been the rapid expansion of the Company's networks and the associated increase in accounts receivable and operating expenses to support a rapidly growing business.

Capital expenditures, excluding acquisitions, were $5.3 million for the three-months ended March 31, 1997, compared to $2.4 million for the comparable period in 1996, reflecting the rapid expansion of the Company's networks.

The Company has augmented its wide-area 157.740 MHz networks by purchasing and consolidating existing local network assets licensed on the 150 MHz, 450 MHz and 900 MHz frequency bands to offer additional capacity and flexibility to its customers. As of March 31, 1997, the Company was operating in 23 markets with six Technical Control Centers (TCC's) in operation and was constructing networks in 28 new markets, including a TCC in Southern California and network expansions into Boston, Denver, Seattle, San Francisco, Los Angeles, Cleveland, Indianapolis, and Minneapolis.

As of March 31, 1997, the Company had completed 23 network asset purchases (network equipment and related licenses), resulting in the expansion of the Company's 157.740 MHz networks into markets served by its Southeast, Northeast, and Midwest TCC's, and the addition of network assets in the 450 MHz and 900 MHz bands in certain markets in the Southeast and Northeast United States. The most recent of these was the acquisition of Mercury which closed in first quarter of 1997 and added additional spectrum on a local basis on the radio common carrier ("RCC") 931.3125 MHz frequency.

                           PREFERRED NETWORKS, INC.

On March 1, 1996, the Company issued 3,300,000 shares of Common Stock in the IPO. The Company received net proceeds before offering expenses of $30.7 million. In addition, on March 28, 1996, the underwriters exercised their over-allotment option to purchase an additional 148,000 shares of Common Stock and the Company received additional net proceeds of $1.4 million.

A portion of the net proceeds of the IPO was used to repay all debt then outstanding which was approximately $5.6 million. The Company used the remaining net proceeds in 1996 and 1997 to finance the expansion of its network facilities through the purchase of paging system equipment and possible network asset purchases and for working capital and general corporate purposes.

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

The Company has a secured credit facility for $12.0 million of vendor financing bearing interest at a five-year U.S. Treasury rate plus 6.5% payable in various monthly installments of principal and interest over 60 months, with maturity dates through 2001. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of March 31, 1997, there was $4.8 million outstanding under this facility with an additional $7.2 million available.

The Company also has a $5.0 million credit facility to finance paging system equipment from a finance company bearing interest at 10% payable in various monthly installments of principal and interest over 60 months, with maturity dates through 2002. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of March 31, 1997, there was $3.6 million outstanding under this facility with an additional $1.4 million available.

The Company has a $9.25 million revolving credit facility with a financial institution, the majority of which is to be used to finance paging network acquisitions and capital expenditures. The outstanding balance under this facility bears interest at a rate of prime plus 1% or at a rate of LIBOR plus 3.75%, at the Company's option. Interest only is payable monthly in arrears with the entire principal due in full in August 1998. Borrowings under this facility and the other two credit facilities are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to debt service, minimum net worth, acquisitions and future requirements for raising $15.0 million in debt or equity capital by July 1997 plus an additional $5.0 million by the end of January 1998, among other things. Availability under this facility is based on a multiple of the positive EBITDA in certain markets. As of March 31, 1997, there was $9.25 million outstanding under this facility with no additional availability.

As of March 31, 1997, the Company had $2.6 million invested in short-term investment grade securities at various interest rates.

Management believed that cash and cash equivalents on hand as of March 31, 1997, together with availability under the secured credit facilities mentioned above, would be sufficient to meet the Company's working capital, capital expenditure and debt covenant requirements until May 1997 without obtaining additional financing.

The Company has a commitment for an additional $15.0 million in redeemable preferred stock and warrants from certain of its stockholders and a commitment for a bridge loan of up to $10.0 million to be utilized prior to the closing of the sale of this equity capital. The Company has given the investors the option to increase their commitment by or add additional investors for up to an additional $5.0 million at substantially the same terms until July 31, 1997. The issuance of the preferred stock and warrants is subject to shareholder approval and execution of definitive documents and the first $15.0 million is expected to close in June 1997. This issuance may constitute a change in control of the Company. In April 1997, the Company borrowed $5.0 million under the bridge loan.

                           PREFERRED NETWORKS, INC.

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

In addition to this $20.0 million, the Company may need additional funds in the form of equity, bank debt, or other debt financing. The Company has no commitment for funds in excess of $15.0 million, and no assurances can be given that such additional funds will be available on terms acceptable to the Company, if at all; the failure to obtain such funds could have a material adverse effect on the Company. In addition, future acquisitions of paging network assets and licenses or other assets or businesses or other events may change the Company's capital requirements.

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

ACQUISITIONS

In September 1996, the Company completed the acquisition of substantially all the assets of Big Apple Paging Corporation ("Big Apple") for $3.8 million. Of this amount, $1.4 million was paid in cash in 1996, $1.0 million was paid by the issuance of 125,598 shares of Common Stock in 1996, $1.1 million was paid in January 1997 by the issuance of 165,317 shares of Common Stock, an additional $130,000 was paid in cash in first quarter of 1997 and $250,000 was paid in cash in April 1997. The transaction was accounted for as a purchase as of September 13, 1996. Big Apple is a reseller-based paging carrier in the states of New York, New Jersey, and Connecticut. Prior to closing, the Company earned revenues from Big Apple under an agency agreement. The purchase of Big Apple provided the Company with a base of customers upon opening its Northeast TCC.

In December 1996, the Company acquired the stock of EPS Wireless, Inc. ("EPS") for approximately $4.8 million and possible additional consideration of up to an additional $5.0 million based on EPS's achievement of targeted operating performance during the two year period ending December 31, 1998. The Company issued 673,524 shares of Common Stock in 1996 and paid $300,000 in cash in February 1997. The transaction was accounted for as a purchase as of December 1, 1996. Additional consideration, if any, will be recorded as goodwill. EPS repairs or sells more than 70,000 product units per month. The acquisition of EPS expands the Company's revenue sources to include paging companies that do not currently buy network services from the Company due to geography or frequency and also expands the Company's customer base to include cellular companies. EPS will also provide the Company with a source of lower-cost pager products.

In January 1997, the Company acquired the stock of Mercury Paging & Communications, Inc. ("Mercury") and its affiliated companies for approximately $14.2 million of which approximately $10.3 million was paid in cash and $3.9 million by the issuance of 624,321 shares of Common Stock, 156,080 of which were held in escrow until April 1997 then were released to the former Mercury
shareholders after Mercury achieved certain revenue targets.   Proceeds from
the Company's revolving credit facility which were drawn in December 1996 were used to fund the majority of the cash portion of the purchase price, with working capital being used to fund the remainder. Mercury is a reseller-based paging carrier in the states of New York, New Jersey and Connecticut. Prior to closing, the Company earned revenues from Mercury under an agency agreement.

FCC MATTERS

On February 19, 1997, the Federal Communications Commission (the "Commission" or the "FCC") adopted a Second Report and Order (the "Paging Second Report and Order") and Further Notice of Proposed Rulemaking (the "Further Notice") in which it declined to convert the non-exclusive Private Carrier Paging ("PCP") frequencies, including the 157.740 MHz frequency, to exclusive use frequencies. The Further Notice, however, seeks additional

                           PREFERRED NETWORKS, INC.

guidance in connection with the continued licensing procedure of the non-exclusive PCP channels. The Commission is concerned, in light of its decision to license the exclusive paging channels on a geographic basis by competitive bidding, that there is a potential for application fraud by telemarketers for the non-exclusive PCP frequencies. It, therefore, seeks comment on what methods could be used to eliminate or reduce the problem. Primarily, the Commission proposes to modify the application form, but also asks whether the frequency coordination process could be modified to reduce the fraudulent or speculative applications.

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

Consequently, the Company may be unable to expand its service areas for its exclusive 931 MHz systems or its other RCC systems unless it participates in a competitive bidding process or it can reach an agreement with the geographic licensee. In the Further Notice, the FCC proposed to permit a geographic licensee to either desegregate its spectrum, i.e., assign a discrete portion or "block" of spectrum licensed to a geographic licensee, or partition its licensed area, or both. The Commission has adopted, or proposed, a similar approach in other Commercial Mobile Radio Services ("CMRS")such as the broadband Personal Communications Services and the Specialized Mobile Radio Services. Adoption of the disaggregation and partitioning proposals would permit the Company to acquire licensing rights to expand its current exclusive RCC frequencies or further supplement its operation on 157.740 MHz through agreement with a geographic licensee without requiring participation in a competitive bidding process. There is no guarantee that the Commission will adopt this initiative.

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

OTHER MATTERS

The Company took certain cost reduction measures primarily in the area of SG&A through a combination of attrition during the first part of the year and employee terminations in April 1997 and reduced its workforce by

                           PREFERRED NETWORKS, INC.

approximately 40 employees. The salary and fringe benefit cost associated with the reduction in force will result in monthly savings of approximately $134,000. Severance costs of approximately $186,000 will be reflected in the Company's financial statements for the quarter ended June 30, 1997. As a part of the reduction in force, the Company modified the terms of the terminated employees' stock options to purchase 117,318 shares of Common Stock to immediately fully vest these options and to extend the exercise period to twelve months from the date of separation. These changes resulted in $112,000 of severance costs which is included in the severance cost amount described above.

In addition, the Company canceled certain of the outstanding stock options granted to the Company's remaining employees, covering in the aggregate options to purchase 485,493 shares of Common Stock with exercise prices ranging from $2.87 to $10.61 per share and regranted an identical number of options at the then current market price of $2.50 per share. The newly granted options vest annually in equal amounts over a three year period beginning with the 1997 date of grant.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to acquisitions, construction and other business development activities, future capital expenditures, financing sources and availability and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly effect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the paging and wireless industries generally, risks relating to the Company's acquisition, construction and other business development activities, risks relating to technological change in the paging and wireless industries, risks relating to the ability of the Company to obtain additional funds in the form of debt or equity, risks relating to the availability of transmitters, terminals, network project management services and network engineering support, fluctuations in interest rates, and the existence of and changes to federal and state laws and regulations.

                           PREFERRED NETWORKS, INC.


                         PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

On January 31, 1997, the Company acquired all of the outstanding stock of Mercury Paging & Communications, Inc. and its affiliated companies for approximately $14.2 million. The Company paid approximately $10.3 million in cash and issued 624,321 shares of Common Stock to four accredited investors.

This transaction was exempt from the Securities Act of 1933 by reason of
Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:


Exhibit
Number  Description of Exhibits

10.1    Second Amendment to Credit Agreement dated as of March 12, 1997, by and among Preferred Networks, Inc., PNI Systems, LLC, and NationsBank,
        N. A. (South)  (1)

10.2    Commitment Letter dated April 9, 1997 between the Company,
        Centennial Fund IV, L.P., Saugatuck Capital III, PNC Capital Corp.,
        Fleet Equity Partners, and Primus Venture Fund III (1)

10.3 Third Amendment to Credit Agreement dated as of April 11, 1997, by and among Preferred Networks, Inc., PNI Systems, LLC and NationsBank,
        N.A. (South) (1)

11.1    Computation of Net Loss Per Share

27      Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     During the quarter ended March 31, 1997, the Company filed two reports on Form 8-K:

     1. On February 14, 1997, the Company filed a Current Report on
        Form 8-K/A dated December 3, 1996 with respect to the acquisition of EPS Wireless, Inc. The following financial statements were filed as part of this report:

             The audited financial statements of EPS Wireless, Inc. as of and for the year ended December 31, 1995 and the eleven months ended
             November 30, 1996.

             The unaudited pro forma condensed consolidated balance sheet of Preferred Networks, Inc. as of September 30, 1996 and the unaudited pro forma condensed consolidated statements of operations of Preferred Networks, Inc. for the year ended December
             31, 1995 and for the nine months ended September 30, 1996.




      ----------------------------


(1) Filed on April 15, 1997, as an exhibit to Preferred Networks, Inc. Annual Report on Form 10-K (file no. 0-27658) for the year ended December 31, 1996 and incorporated by reference herein.

                           PREFERRED NETWORKS, INC.

     2. On February 18, 1997, the Company filed a Current Report on Form 8-K dated January 31, 1997 reporting under Item 2 the acquisition of Mercury Paging & Communications, Inc. and its affiliated companies. The following financial statements were filed as part of this report:

             The audited financial statements of Mercury Paging &
             Communications, Inc. and its affiliated companies as of and for the years ended December 31, 1996 and 1995.

             The unaudited pro forma condensed consolidated balance sheet of Preferred Networks, Inc. as of December 31, 1996 and the unaudited pro forma condensed consolidated statement of operations of Preferred Networks, Inc. for the year ended December 31, 1996 were filed on Form 8-K/A on April 15, 1997.

                           PREFERRED NETWORKS, INC.




                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PREFERRED NETWORKS, INC.



Date:  May 14, 1997                  By: /s/ Mark H. Dunaway
                                         ---------------------------------------
                                         Mark H. Dunaway
                                         Chief Executive Officer



Date:  May 14, 1997                  By: /s/ Michael J. Saner
                                         ---------------------------------------
                                         Michael J. Saner
                                         President



Date:  May 14, 1997                  By: /s/ Kim Smith Hughes
                                         ---------------------------------------
                                         Kim Smith Hughes
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)

                           PREFERRED NETWORKS, INC.


                              INDEX TO EXHIBITS


Exhibit                                                            Sequentially
Number                         Description                         Numbered Page
-------                        -----------                         -------------

10.1     Second Amendment to Credit Agreement dated as of March
         12, 1997, by and among Preferred Networks, Inc., PNI
         Systems, LLC, and NationsBank, N. A. (South)  (1)

10.2     Commitment Letter dated April 9, 1997 between the
         Company, Centennial Fund IV, L.P., Saugatuck Capital
         III, PNC Capital Corp., Fleet Equity Partners, and
         Primus Venture Fund III (1)

10.3     Third Amendment to Credit Agreement dated as of April
         11, 1997, by and among Preferred Networks, Inc., PNI
         Systems, LLC and NationsBank, N.A. (South) (1)

11.1     Computation of Net Loss Per Share

27       Financial Data Schedule (for SEC use only)



----------------------

   (1) Filed on April 15, 1997, as an exhibit to Preferred Networks, Inc. Annual Report on Form 10-K (file no. 0-27658) for the year ended December 31, 1996 and incorporated by reference herein.