Form 10-Q
period 1997-06-30
PREFERRED NETWORKS INC
filed 1997-08-14
CIK 893335

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 1997

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from__________________to_____________________

                        Commission File Number: 0-27658

                            PREFERRED NETWORKS, INC.

             (Exact name of Registrant as Specified in its Charter)


            GEORGIA                                            58-1954892
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,193,534 shares of common stock, no par value, as of August 11, 1997.

                           PREFERRED NETWORKS, INC.

                               INDEX TO FORM 10-Q




PART I.                  FINANCIAL INFORMATION                                                 PAGE
                                                                                              NUMBER
                                                                                              ------
             Item 1.     Financial Statements


                         Condensed Consolidated Balance Sheets, June 30, 1997
                         (Unaudited) and December 31, 1996.....................................  3

                         Condensed Consolidated Statements of Operations for the
                         three months and six months ended June 30, 1997 and 1996                4
                         (Unaudited)...........................................................

                         Condensed Consolidated Statement of Changes in Stockholders'
                         Equity for the six months ended June 30, 1997                           5
                         (Unaudited)...........................................................

                         Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 1997 and 1996 (Unaudited) .......  6

                         Notes to Condensed Consolidated Financial Statements (Unaudited) .....  7

             Item 2.     Management's Discussion and Analysis of Financial Condition ..........
                         and Results of Operations.............................................  10


PART II.                 OTHER INFORMATION

             Item 1.     Legal Proceedings.....................................................  17

             Item 2.     Changes in Securities.................................................  17

             Item 3.     Defaults under Senior Securities......................................  17

             Item 4.     Submission of Matters to a Vote of Security Holders...................  17

             Item 5.     Other Information.....................................................  18

             Item 6.     Exhibits and Reports on Form 8-K......................................  18

                         Signatures............................................................  20


                           PREFERRED NETWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          JUNE 30,               DECEMBER 31,
                                                                            1997                     1996
                                                                       -------------             ------------
                                                                        (UNAUDITED)

                                                   ASSETS
Current assets
   Cash and cash equivalents......................................     $  12,919,194             $ 21,645,354
   Accounts receivable, net.......................................         4,640,482                2,909,379
   Inventory......................................................         4,549,728                5,630,478
   Prepaid expenses and other current assets......................           845,785                  540,190
                                                                       -------------             ------------
     Total current assets.........................................        22,955,189               30,725,401

Property and equipment, net.......................................        26,955,259               21,559,407
Goodwill, net.....................................................        13,710,139                5,779,321
FCC licenses, net.................................................         9,876,532                4,601,792
Other assets, net.................................................         2,869,971                3,459,416
                                                                        ============             ============
                                                                        $ 76,367,090             $ 66,125,337
                                                                        ============             ============

                                  LIABILITIES, REDEEMABLE PREFERRED STOCK,
                                          AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable...............................................      $  4,874,965             $  5,017,467
   Accrued liabilities............................................         1,313,544                2,878,573
   Accrued salaries...............................................           686,818                  621,493
   Current portion of notes payable and capital lease obligations.         1,759,812                  995,164
                                                                        ------------             ------------
     Total current liabilities....................................         8,635,139                9,512,697

Notes payable and capital lease obligations, less current portion.        16,667,167               16,029,652

Class A Redeemable Preferred Stock, no par value, $1.50 per
   share redemption price; 13,500,000 shares authorized in 1997,
   10,000,000 shares issued and outstanding in 1997 ..............        12,977,666                        -
                                                                        ------------             ------------
     Total liabilities and Redeemable Preferred Stock.............        38,279,972               25,542,349

Stockholders' equity
   Preferred stock, no par value, 30,000,000 shares authorized in
     1997, 10,000,000 shares issued and outstanding in 1997 ......                 -                        -
   Preferred stock, $.01 par value, 5,000,000 shares authorized
     in 1996, none issued and outstanding in 1996 ................                 -                        -
   Common Stock, no par value, 100,000,000 shares authorized
     in 1997, 16,193,534 shares issued and outstanding in 1997 ...        61,680,039                        -
   Common Stock, $.0001 par value, 70,000,000 shares authorized
     in 1996, 15,290,921 shares issued and outstanding in 1996 ...                 -                    1,529
   Additional paid-in capital on $.0001 par value Common Stock ...                 -               56,312,399
   Common Stock Purchase Warrants ................................         1,930,963                        -
   Accretion on Class A Redeemable Preferred Stock ...............           (34,769)                       -
   Accumulated deficit............................................       (25,489,115)             (15,730,940)
                                                                        ------------             ------------
                                                                          38,087,118               40,582,988
                                                                        ------------             ------------
                                                                        $ 76,367,090             $ 66,125,337
                                                                        ============             ============


           See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30,                         JUNE 30,
                                                            -------------------------------   --------------------------------
                                                                  1997           1996              1997             1996
                                                            --------------  ---------------   --------------     -------------
Revenues
   Network services.......................................  $    3,250,921    $  1,444,850    $  5,816,509     $  2,744,046
   Product sales..........................................       3,473,108       1,049,797       6,406,433        2,086,177
   Other services.........................................       2,864,809               -       5,482,247           32,957
                                                            --------------    ------------    ------------     ------------
       Total revenues ....................................       9,588,838       2,494,647      17,705,189        4,863,180

Costs of revenues
   Network services.......................................       2,195,442         946,521       4,103,650        1,688,080
   Product sales..........................................       3,558,806       1,307,720       6,638,724        2,668,719
   Other services.........................................       2,358,656               -       4,384,817                -
                                                            --------------    ------------    ------------     ------------
       Total costs of revenues ...........................       8,112,904       2,254,241      15,127,191        4,356,799
                                                            --------------    ------------    ------------     ------------
Gross margin .............................................       1,475,934         240,406       2,577,998          506,381

Selling, general and administrative expenses..............       4,127,679       1,680,135       8,219,955        3,139,846
Depreciation and amortization.............................       1,803,814         399,325       3,449,716          762,701
Other expenses ...........................................         277,707               -         277,707                -
                                                            --------------    ------------    ------------     ------------
       Operating loss.....................................      (4,733,266)     (1,839,054)     (9,369,380)      (3,396,166)
Interest expense..........................................        (379,587)        (13,237)       (606,383)        (155,182)
Interest income...........................................          79,152         374,363         217,588          572,660
                                                            --------------    ------------    ------------     ------------
       Net loss...........................................      (5,033,701)     (1,477,928)     (9,758,175)      (2,978,688)

Accretion of Redeemable Preferred Stock....................        (34,769)              -         (34,769)      (1,121,316)
Redeemable Preferred Stock dividend requirements..........         (58,333)              -         (58,333)        (353,651)
                                                            --------------    ------------    ------------     ------------
       Net loss attributable to Common Stock..............  $   (5,126,803)   $ (1,477,928)   $ (9,851,277)    $ (4,453,655)
                                                            ==============    ============    ============     ============

Net loss per share of Common Stock........................  $         (.32)   $       (.10)   $       (.62)    $       (.28)
                                                            ==============    ============    ============     ============

Weighted average number of common shares
   used in calculating net loss per share of
   Common Stock...........................................      16,148,065      14,417,732      16,004,034       12,679,831
                                                            ==============    ============    ============     ============




           See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

                            IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                             COMMON                                   COMMON      ACCRETION OF
                             STOCK      ADDITIONAL      COMMON         STOCK       REDEEMABLE
                            ($.0001      PAID-IN         STOCK       PURCHASE      PREFERRED      ACCUMULATED
                              PAR)       CAPITAL       (NO PAR)      WARRANTS        STOCK          DEFICIT         TOTAL
                            -------     ----------   -----------   ------------   ------------   ------------    -----------
Balance at
   December 31, 1996......   $1,529     $56,312,399  $         -   $        -       $      -     $(15,730,940)   $40,582,988

   Corporate
     reincorporation ........(1,529)    (56,312,399)  56,313,928                                                           -

   Issuance of 828,613
     shares of Common
     Stock pursuant
     to acquisitions......        -               -    5,179,989            -              -                -      5,179,989

   Issuance of 74,000
     shares of Common
     Stock pursuant to
     Directors' Restricted
     Stock Award Plan.....        -               -       95,703            -              -                -         95,703

   Issuance of Common
     Stock Purchase
     Warrants.............        -               -                 1,930,963              -                -      1,930,963

   Non-cash stock option
     compensation.........        -               -      148,752            -              -                -        148,752

   Accretion of Class A
     Redeemable
     Preferred Stock......        -               -            -            -        (34,769)               -        (34,769)

   Undeclared dividends
     on Class A
     Redeemable
     Preferred Stock .....        -               -      (58,333)           -              -                -        (58,333)


   Net loss...............        -               -            -            -              -       (9,758,175)    (9,758,175)
                             ------     -----------  -----------   ----------       --------     ------------    -----------

Balance at June 30, 1997..   $    -     $         -  $61,680,039   $1,930,963       $(34,769)    $(25,489,115)   $38,087,118
                             ======     ===========  ===========   ==========       ========     ============    ===========


           See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                        ----------------------------------
                                                                            1997                   1996
                                                                        ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................................   $(9,758,175)           $(2,978,688)
Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization.....................................     3,449,716                762,701
   Bad debt expense..................................................       265,695                101,087
   Stock option and restricted stock grant compensation expense......       244,455                 14,666
   Changes in operating assets and liabilities:
     Accounts receivable.............................................    (1,567,252)               (30,479)
     Inventory.......................................................     1,444,981               (350,941)
     Prepaid expenses and other assets...............................      (280,328)                81,557
     Accounts payable................................................      (860,133)             1,214,808
     Accrued liabilities.............................................      (184,864)              (192,542)
     Accrued salaries................................................        65,325                415,953
                                                                        -----------            -----------
Net cash used in operating activities................................    (7,180,580)              (961,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment...............................................    (3,734,426)            (3,076,367)
Purchases of other assets and FCC licenses...........................      (762,900)            (1,573,848)
Payment for acquisitions, net of cash acquired.......................   (10,629,768)                     -
                                                                        -----------            -----------
Net cash used in investing activities................................   (15,127,094)            (4,650,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.............................................    10,000,000                      -
Payments of borrowings...............................................    (1,234,002)            (5,748,316)
Net proceeds from initial public offering of Common Stock............            -              31,160,709
Net proceeds from issuance of Redeemable Preferred Stock ............     2,884,553                      -
Net proceeds from issuance of Common Stock Purchase Warrants.........     1,930,963                      -
Payment of Redeemable Convertible Preferred Stock dividends..........            -                (176,149)
Issuance of Common Stock upon exercise of stock options..............            -                   5,626
                                                                        -----------            -----------
Net cash provided by financing activities............................    13,581,514             25,241,870
                                                                        -----------            -----------

Net increase in cash and cash equivalents............................    (8,726,160)            19,629,777
Cash and cash equivalents, beginning of period.......................    21,645,354              9,311,379
                                                                        -----------            -----------
Cash and cash equivalents, end of period.............................   $12,919,194            $28,941,156
                                                                        ===========            ===========




           See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1.   THE COMPANY

     Preferred Networks, Inc. (the "Company") provides outsourcing services to the wireless industry. The Company commenced operations in 1991 as a carrier's carrier of one-way paging networks, whereby the Company's customers purchase wholesale network services and resell the services to their subscribers. During the second half of 1996, the Company began to broaden its service offerings and expand its customer base through two acquisitions of businesses which provide non-network services. In July 1996, the Company acquired Preferred Technical Services, Inc. ("PTS"), a provider of paging network equipment installation, maintenance and engineering services. In December 1996, the Company acquired EPS Wireless, Inc. ("EPS"), a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services.

     In June 1997, pursuant to a merger into a wholly-owned shell subsidiary, the Company reincorporated from Delaware to Georgia, increased the amount of its authorized Common Stock and Preferred Stock and provided that all of its stock was without par value.

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

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the six months ended June 30, 1997 and 1996, were approximately $823,000 and $111,000, respectively. There were no significant federal or state income taxes paid or refunded for the six months ended June 30, 1997 and 1996.

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

     Pursuant to their terms, upon consummation of the IPO all outstanding shares of Series A Redeemable Convertible Preferred Stock (the "Series A") and Series B Redeemable Convertible Preferred Stock (the "Series B") automatically converted into Common Stock. The Company elected to pay accrued dividends on the Series B through January 31, 1996, in shares of Common Stock and the remainder of the accrued dividends from February 1 to March 1, 1996, in the amount of $176,000 in cash. The total number of shares of Common Stock

                           PREFERRED NETWORKS, INC.

4.   INITIAL PUBLIC OFFERING (IPO)-(CONTINUED)

     issued upon such conversion and such dividend payment was 6,860,280 shares. All accretion previously accrued was eliminated upon conversion to shares of Common Stock.

     Approximately $5.6 million of the proceeds of the IPO was used to repay all debt then outstanding and the balance was used to fund network expansion, acquisitions, and operations.

5.   LOAN AGREEMENTS

     The Company has a secured credit facility for $12.0 million of vendor financing bearing interest at a five-year U.S. Treasury rate plus 6.5% payable in various monthly installments of principal and interest over 60 months, with maturity dates through 2001. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of June 30, 1997, there was $4.7 million outstanding under this facility with an additional $7.3 million available.

     The Company also has a $5.0 million credit facility to finance paging system equipment from a finance company bearing interest at 10% payable in various monthly installments of principal and interest over 60 months, with maturity dates through 2002. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of June 30, 1997, there was $4.0 million outstanding under this facility with an additional $500,000 available.

     The Company has a $9.25 million revolving credit facility with a financial institution, the majority of which is to be used to finance paging network acquisitions and capital expenditures. The outstanding balance under this facility bears interest at a rate of prime plus 1% or at a rate of LIBOR plus 3.75%, at the Company's option. Interest only is payable monthly in arrears with the entire principal due in full in August 1998. Borrowings under this facility and the other two credit facilities are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to debt service, minimum net worth, acquisitions and future requirements for raising $5.0 million in additional subordinated debt or equity capital by the end of January 1998, among other things. Availability under this facility is based on a multiple of the positive EBITDA (defined below) in certain markets. As of June 30, 1997, there was $9.25 million outstanding under this facility with no additional availability.

6.   LOSS PER SHARE

     Net loss per share was computed using the requirements of Accounting Principles Board Opinion No. 15 and SEC Staff Accounting Bulletin No. 83 and as such equals the net loss increased by accretion on the Class A Redeemable Preferred Stock (see Note 8) and the portion of accretion of the Series A which relates to shares which are not considered as cheap stock, as defined below, and the dividends on the Class A Redeemable Preferred Stock and the Series B divided by the weighted average number of shares of Common Stock outstanding, plus cheap stock as defined below up to the March 1, 1996 closing date of the IPO. The calculation excludes any antidilutive shares during the period, other than cheap stock.

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

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which generally simplifies the calculation of earnings per share. The Company will adopt the new accounting statement effective for the fourth quarter of 1997 and the effect is not expected to be material.

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

     In December 1996, the Company acquired the stock of EPS Wireless, Inc. ("EPS") for approximately $4.8 million, and possible additional consideration of up to an additional $5.0 million in cash based on EPS's achievement of targeted operating performance during the two year period ending December 31, 1998. Of the purchase price, $4.5 million was paid by the issuance of 673,524 shares of Common Stock with the remainder of $300,000 paid in cash in February 1997. The transaction was accounted for as a purchase as of December 1, 1996 and the excess purchase price over the fair value of the assets acquired has been recorded as goodwill. Additional consideration, if any, will be recorded as goodwill. The Chairman of the Company was a minority stockholder and member of the Board of Directors of EPS prior to the acquisition.

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

     In addition, in the second quarter of 1997 the Company purchased network assets and FCC licenses from two companies for a total purchase price of $100,000, paid by issuance of 38,975 shares of the Company's Common Stock.

8. ISSUANCE OF CLASS A REDEEMABLE PREFERRED STOCK AND COMMON STOCK PURCHASE WARRANTS

     On June 17, 1997, the Company issued to five of its shareholders and two affiliates of one of them (collectively, the "Investors") 10.0 million shares of Class A Redeemable Preferred Stock (the "Preferred Stock") which will accrue dividends at the rate of 10% per annum and warrants to purchase up to 11.5 million shares of Common Stock for a total purchase price of $15.0 million. The Preferred Stock may be redeemed at any time at the option of the Company at a price equal to $1.50 per share plus accrued dividends and if the holder so demands, five years from the date of issuance, the Preferred Stock must be redeemed by the Company at a price equal to $1.50 per share plus accrued dividends. Each warrant is exercisable for five years following the issuance of the Preferred Stock and entitles the holder to purchase one share of Common Stock for $1.50 per share subject to possible downward adjustment based on any private placement of the Company's Preferred or Common Stock. A portion of the warrants may be canceled by the Company in the event of an early redemption of all of the Preferred Stock. The Preferred Stock is recorded at cost, net of expenses, plus undeclared dividends and accretion. The Warrants are recorded at cost, net of expenses.

     In April 1997 and May 1997, the Company borrowed a total of $10.0 million from the Investors under a 10% bridge loan. The Company's indebtedness under the $10.0 million bridge loan was applied against the purchase price of the Preferred Stock.

                           PREFERRED NETWORKS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

In this section, the Company makes reference to "EBITDA" which represents earnings before interest expense, interest income, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the telecommunications industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles ("GAAP")), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity.

The following table presents certain items in the Consolidated Statements of Operations as a percentage of total revenues for the three months and six months ended June 30, 1997 and 1996, respectively.


                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                                 -----------------------              -------------------
                                                  1997            1996                 1997        1996
                                                 -------         -------              -------     -------
Revenues
   Network services                               33.9 %          57.9 %               32.9 %      56.4 %
   Product sales                                  36.2            42.1                 36.2        42.9
   Other services                                 29.9            -                    30.9         0.7
                                                 -----           -----                -----       -----
          Total revenues                         100.0           100.0                100.0       100.0
Costs of revenues
   Network services                               22.9            37.9                 23.2        34.7
   Product sales                                  37.1            52.5                 37.5        54.9
   Other services                                 24.6               -                 24.7           -
                                                 -----           -----                -----       -----
          Total cost of revenues                  84.6            90.4                 85.4        89.6
                                                 -----           -----                -----       -----
Gross margin                                      15.4             9.6                 14.6        10.4

Selling, general & administrative                 43.0            67.3                 46.4        64.5
Depreciation and amortization                     18.8            16.0                 19.5        15.7
Other                                              2.9               -                  1.6           -
                                                 -----           -----                -----       -----
        Operating loss                           (49.3)          (73.7)               (52.9)      (69.8)
Interest expense                                  (4.0)           (0.5)                (3.4)       (3.2)
Interest income                                    0.8            15.0                  1.2        11.8
                                                 -----           -----                -----       -----

        Net loss                                 (52.5)%         (59.2) %             (55.1)%     (61.2)%
                                                 =====           =====                =====       =====
EBITDA                                           (30.6)%         (57.7) %             (33.4)%     (54.1)%



The table below provides information about the Company's units in service by customer type and average revenue per unit ("ARPU") for the six months ended June 30. ARPU is calculated by dividing pager airtime revenues for the month by the total units in service at month end. ARPU for periods greater than one month equals the average of the monthly ARPUs during the period.

                                                    JUNE 30,               PERCENTAGE INCREASE (DECREASE)

                                           ------------------------        ------------------------------
                                             1997            1996            1997                  1996
                                           --------        --------        --------              --------
Units in service
   Reseller units                           317,386         143,273         121.5 %               93.4 %
   Co-location/interconnection units        107,605          45,228         137.9                288.8
                                           --------        --------
       Total                                424,991         188,501         125.5                120.0
   Units under agency agreement                   -          27,205        (100.0)                   -
                                           --------        --------

       Total units                          424,991         215,706          97.0 %              151.7 %
                                           ========        ========

ARPU                                       $   2.51        $   2.60          (3.5)%              (15.9)%


                           PREFERRED NETWORKS, INC.


RESULTS OF OPERATIONS

Total revenues increased $7.1 million, or 284.4%, to $9.6 million for the three-month period ended June 30, 1997, from $2.5 million for the three-month period ended June 30, 1996. Total revenues increased $12.8 million, or 264.1%, to $17.7 million for the six-month period ended June 30, 1997, from $4.9 million for the six-month period ended June 30, 1996.

The Company operates networks in 23 markets as of June 30, 1997 as compared to only 15 markets as of June 30, 1996. Revenues from network services increased by $1.8 million, or 125.0%, to $3.3 million for the three-month period ended June 30, 1997, from $1.4 million for the three-month period ended June 30, 1996. Revenues from network services increased by $3.1 million, or 112.0%, to $5.8 million for the six-month period ended June 30, 1997, from $2.7 million for the six-month period ended June 30, 1996. Units in service increased by 236,490, or 125.5%, to 424,991 at June 30, 1997, from 188,501 at June 30, 1996.
The increases in revenues from network services were attributable to the growth in units in service and the associated recurring revenue stream, which resulted from expansion into 8 new markets (New York, Chicago, Detroit, Boston, Albany NY, Richmond, Raleigh/Durham, and Charlotte), continued growth in existing markets and from the acquisition of substantially all of the paging assets of Big Apple Paging Corporation ("Big Apple") and the acquisition of Mercury Paging & Communications, Inc. and its affiliated companies ("Mercury"). The growth in units in service was offset in part by declining ARPU due to competitive pricing pressures in the industry, a continued shift to co-location/interconnection customers which were 25.3% of total units in service as of June 30, 1997 up from 24.0% as of June 30, 1996, and to a lesser extent, unit volume and airtime usage discounts. Co-location and interconnection customers generate lower ARPU to the Company because certain operating expenses customarily incurred by the Company are borne by the customer.

Revenues from product sales increased $2.4 million, or 230.8%, to $3.5 million for the three-month period ended June 30, 1997 from $1.0 million for the three-month period ended June 30, 1996. Revenues from product sales increased $4.3 million, or 207.1%, to $6.4 million for the six-month period ended June 30, 1997 from $2.1 million for the six-month period ended June 30, 1996. The majority of the increase results from revenues from the sourcing and sales of new, used and refurbished pager and cellular products by EPS Wireless, Inc. ("EPS"), which was acquired in December 1996.

Other services revenues increased to $2.9 million for the three-month period ended June 30, 1997 from $0 for the three-month period ended June 30, 1996. Other services revenues increased to $5.5 million for the six-month period ended June 30, 1997 from $33,000 for the six-month period ended June 30, 1996. The increase was due to the revenues of Preferred Technical Services, Inc. ("PTS") (acquired by the Company in July 1996) from paging network equipment installation services, maintenance and engineering services and EPS's revenues associated with repair and refurbishment of pager and cellular products and inventory management.

Cost of network services increased by $1.2 million, or 131.9%, to $2.2 million for the three-month period ended June 30, 1997, from $947,000 for the three-month period ended June 30, 1996. Cost of network services increased by $2.4 million, or 143.1%, to $4.1 million for the six-month period ended June 30, 1997, from $1.7 million for the six-month period ended June 30, 1996. The increase was primarily attributable to the expansion into 8 new markets and the increased number of units in service. Cost of network services as a percentage of network services revenues was 67.5% and 70.6% for the three-month and six-month periods ended June 30, 1997 compared to 65.5% and 61.5% for the three-month and six-month periods ended June 30, 1996, reflecting lower ARPU and expansion into new markets where there are currently fewer units in service producing revenue, although the market bears fully-loaded network cost.

Cost of product sales increased by $2.3 million, or 172.1%, to $3.6 million for the three-month period ended June 30, 1997, from $1.3 million for the three-month period ended June 30, 1996. Cost of product sales increased by $4.0 million, or 148.8%, to $6.6 million for the six-month period ended June 30, 1997, from $2.7 million for the six-month period ended June 30, 1996. The increases were due primarily to the cost of sourcing and sales of new, used and refurbished pager and cellular products by EPS and to a lesser extent due to costs of pager sales associated with network airtime. Cost of product sales as a percentage of product sales was 102.5% and 103.6% for the three-month and six-month periods ended June 30, 1997, compared to 124.6% and 127.9% for the three-month and six-month periods ended June 30, 1996. The decreases in the percentages were due to EPS's profits on product sales and decreased losses on pager sales associated with network airtime. Due to the competitive nature of pricing in the

                           PREFERRED NETWORKS, INC.

industry, the overall loss on product sales reflects the Company's marketing programs whereby pagers are sold to resellers at a loss to attract customers to its networks.

Cost of other services increased to $2.4 million for the three-month period ended June 30, 1997 from $0 for the three-month period ended June 30, 1996. Cost of other services increased to $4.4 million for the six-month period ended June 30, 1997 from $0 for the six-month period ended June 30, 1996. The increases were due to PTS's costs associated with paging network equipment installation services, maintenance and engineering services and EPS's costs associated with repair and refurbishment of pager and cellular products and inventory management. Cost of other services as a percentage of other services revenues was 82.3% and 80.0% for the three-month and six-month periods ended June 30, 1997.

SG&A increased by $2.4 million, or 145.7%, to $4.1 million for the three-month period ended June 30, 1997, from $1.7 million for the three-month period ended June 30, 1996, but decreased as a percentage of total revenues to 43.0% for the three-month period ended June 30, 1997, from 67.3% for the three-month period ended June 30, 1996. SG&A increased by $5.1 million, or 161.8%, to $8.2 million for the six-month period ended June 30, 1997, from $3.1 million for the six-month period ended June 30, 1996, but decreased as a percentage of total revenues to 46.4% for the six-month period ended June 30, 1997, from 64.5% for the six-month period ended June 30, 1996. The increase in dollars reflects additional sales and administrative cost to support the increasing number of customers and expansion into new markets associated with the Company's network services, and the additional personnel and other SG&A costs associated with PTS and EPS.

Depreciation and amortization increased by $1.4 million, or 351.7%, to $1.8 million for the three-month period ended June 30, 1997, from $399,000 for the three-month period ended June 30, 1996. Depreciation and amortization increased by $2.7 million, or 352.3%, to $3.4 million for the six-month period ended June 30, 1997, from $763,000 for the six-month period ended June 30, 1996. The increases were primarily due to additional assets purchased or constructed for expansion into new markets, increased amortization of market entry costs as new markets begin to generate revenues and amortization of goodwill related to the acquisition of EPS and PTS. Depreciation and amortization increased as a percentage of total revenues to 18.8% and 19.5% for the three-month and six-month periods ended June 30, 1997, from 16.0% and 15.7% for the three-month and six-month periods ended June 30, 1996.

Other expenses were $278,000 for the three-month and six-month periods ended June 30, 1997, up from $0 for the three-month and six-month periods ended June 30, 1996 and represent certain non-recurring severance expenses. The Company took certain cost reduction measures primarily in the area of SG&A through employee terminations. As a part of the reduction in force, the Company modified the terms of the terminated employees' stock options to purchase 187,143 shares of Common Stock, to immediately fully vest these options, and to extend the exercise period that the employees have to exercise the options. These changes resulted in $138,000 of severance costs which are included in the severance cost amount described above.

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

Interest expense increased $366,000, or 2767.7%, to $380,000 for the three-month period ended June 30, 1997, from $13,000 for the three-month period ended June 30, 1996. Interest expense increased $451,000, or 290.8%, to $606,000 for the six-month period ended June 30, 1997, from $155,000 for the six-month period ended June 30, 1996. The increases were due to the financing of the network buildout and borrowings related to the acquisition of Mercury on January 31, 1997. Also contributing to the increase was the repayment of all outstanding debt with a portion of the proceeds of the IPO in March 1996 resulting in lower debt outstanding in 1996, and the $10,000,000 bridge loan for the Class A Redeemable Preferred Stock offering which was outstanding in the second quarter of 1997.

Interest income decreased $295,000, or 78.9%, to $79,000 for the three-month period ended June 30, 1997, from $374,000 for the three-month period ended June 30, 1996. Interest income decreased $355,000, or 62.0%, to $218,000 for the six-month period ended June 30, 1997, from $573,000 for the six-month period ended June 30, 1996. The decreases are due to the higher level of funds available for investment in 1996 due to the proceeds of the IPO, which was consummated in March 1996.

                           PREFERRED NETWORKS, INC.

Net loss for the three-month period ended June 30, 1997, as compared with the three-month period ended June 30, 1996, increased to $5.0 million from $1.5 million. Net loss for the six-month period ended June 30, 1997, as compared with the six-month period ended June 30, 1996, increased to $9.8 million from $3.0 million. The increase was primarily due to substantial increases in SG&A, as described above.

The net loss per share of Common Stock for the three-month period ended June
30, 1997 increased to ($.32) from ($.10) for the same three month period ended in 1996. The net loss per share of Common Stock for the six-month period ended June 30, 1997 increased to ($.62) from ($.28) for the same six-month period ended in 1996. The increase in net loss per share was due to the increased net loss attributable to common stockholders in 1997 as compared to 1996 offset by the increased number of shares outstanding due to shares issued for acquisitions. Weighted average shares outstanding includes cheap stock until the IPO date.

LIQUIDITY AND CAPITAL RESOURCES

The Company's expansion strategy will continue to require substantial funds to finance the expansion of existing operations, the expansion into new markets as part of the nationwide build-out of its networks, the purchase of network assets and related FCC licenses, capital expenditures, debt service and general corporate purposes.

The Company has augmented its wide-area 157.740 MHz networks by purchasing and consolidating existing local network assets licensed on the 150 MHz, 450 MHz and 900 MHz frequency bands to offer new geographical markets, additional capacity and flexibility to its customers. As of June 30, 1997, the Company was operating in 23 markets with 6 Technical Control Centers (TCC's) in operation and was constructing networks in 29 new markets, including a TCC in Southern California and network expansions into Denver, Seattle, San Francisco, Los Angeles, Cleveland, Indianapolis, and Minneapolis.

The Company has two secured credit facilities totaling $17.0 million. As of June 30, 1997, there was $8.7 million outstanding under these facilities with an additional $7.8 million available for additional paging network equipment purchases.

The Company also has a $9.25 million secured revolving credit facility with a financial institution, the majority of which is to be used to finance paging network acquisitions and capital expenditures. This credit facility contains various conditions, financial covenants and restrictions related to debt service, minimum net worth, acquisitions and future requirements for raising $5.0 million additional subordinated debt or equity capital by the end of January 1998, among other things. The Company has no commitment for these additional funds. If additional funds of $5.0 million are not obtained by the end of January 1998, the Company would be required to seek an amendment to its debt covenants or refinance its revolving credit facility and the failure to obtain such additional funds, absent an amendment or refinancing, would have a material adverse effect on the Company. Availability under this facility is based on a multiple of the positive EBITDA in certain markets. As of June 30, 1997, there was $9.25 million outstanding under this facility with no additional availability. The revolving credit facility matures in August 1998.

In June 1997, the Company issued 10.0 million shares of Class A Redeemable Preferred Stock (the "Preferred Stock") which will accrue dividends at a rate of 10% per annum and warrants to purchase up to 11.5 million shares of Common Stock to five of its shareholders and two affiliates of one of them (collectively, the "Investors") for a total purchase price of $15.0 million. In April 1997 and May 1997, the Company borrowed a total of $10.0 million from the Investors under a 10% bridge loan. The Company's indebtedness under the $10.0 million bridge loan was applied against the purchase price of the Preferred Stock.

As of June 30, 1997, the Company had $11.3 million invested in short-term investment grade securities at various interest rates. Management believes that cash and cash equivalents on hand as of June 30, 1997, together with availability under the secured credit facilities mentioned above, will be sufficient to meet the Company's working capital, capital expenditure and debt covenant requirements until January 1998 without obtaining additional financing.

In addition to the $5.0 million required to be raised per certain debt agreements, the Company will need to seek financing to satisfy the $9.25 million debt maturity in August 1998 and may need additional funds in the form of equity, bank debt, or other debt financing to funds its operations or network expansion. The Company has no commitment for any refinancing or additional funds, and no assurances can be given that such additional refinancing or funds will be available on terms acceptable to the Company, if at all; the failure to obtain such funds

                           PREFERRED NETWORKS, INC.

could have a material adverse effect on the Company. In addition, future acquisitions of paging network assets and licenses or other assets or businesses or other events may change the Company's capital requirements.

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

ACQUISITIONS

In September 1996, the Company completed the acquisition of substantially all the assets of Big Apple Paging Corporation ("Big Apple") for $3.8 million. Of this amount, $1.4 million was paid in cash in 1996, $1.0 million was paid by the issuance of 125,598 shares of Common Stock in 1996, $1.1 million was paid in January 1997 by the issuance of 165,317 shares of Common Stock, an additional $130,000 was paid in cash in first quarter of 1997 and $250,000 was paid in cash in April 1997. The transaction was accounted for as a purchase as of September 13, 1996. Big Apple was a reseller-based paging carrier in the states of New York, New Jersey, and Connecticut. Prior to closing, the Company earned revenues from Big Apple under an agency agreement. The purchase of Big Apple provided the Company with a base of customers upon opening its Northeast TCC.

In December 1996, the Company acquired the stock of EPS Wireless, Inc. ("EPS") for approximately $4.8 million and possible additional consideration of up to an additional $5.0 million based on EPS's achievement of targeted operating performance during the two year period ending December 31, 1998. The Company issued 673,524 shares of Common Stock in 1996 and paid $300,000 in cash in February 1997. The transaction was accounted for as a purchase as of December 1, 1996. Additional consideration, if any, will be recorded as goodwill. EPS repairs or sells more than 70,000 product units per month. The acquisition of EPS expanded the Company's revenue sources to include paging companies that do not currently buy network services from the Company due to geography or frequency and also expands the Company's customer base to include cellular companies. EPS also provides the Company with a source of lower-cost pager products.

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

In addition, in the second quarter of 1997 the Company purchased network assets and FCC licenses from two companies for a total purchase price of $100,000, paid by issuance of 38,975 shares of the Company's Common Stock.

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

The Commission also ordered that all non-mutually exclusive applications filed with the Commission on or before July 31, 1996 will be processed. All mutually exclusive applications which are pending regardless of when filed will be dismissed. All applications (other than applications on nationwide and shared channels) filed after July 31, 1996 will be dismissed. Finally, during the pendency of the Further Notice, the Interim Licensing Procedure for the

                           PREFERRED NETWORKS, INC.

non-exclusive PCP channels will continue for incumbent licensees only allowing those incumbents to file for additional licenses anywhere. The Commission also will accept applications from new applicants for private, internal-use systems on the non-exclusive PCP channels, including the 157.740 MHz frequency. The Company, therefore, believes that its applications currently on file with the FCC, including its three applications with associated waiver requests, should be processed. Since May 12, 1997, the Company has been able to file applications for new sites to use the non-exclusive PCP channels, including the
157.740 MHz frequency.

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

 Consequently, the Company may be unable to expand its service areas for its exclusive 931 MHz systems or its other RCC systems unless it participates in a competitive bidding process or it can reach an agreement with the geographic licensee. In the Further Notice, the FCC proposed to permit a geographic licensee to either desegregate its spectrum, i.e., assign a discrete portion or "block" of spectrum licensed to a geographic licensee, or partition its licensed area, or both. The Commission has adopted, or proposed, a similar approach in other Commercial Mobile Radio Services ("CMRS"), such as the broadband Personal Communications Services and the Specialized Mobile Radio Services. Adoption of the disaggregation and partitioning proposals would permit the Company to acquire licensing rights to expand its current exclusive RCC frequencies or further supplement its operation on 157.740 MHz through agreement with a geographic licensee without requiring participation in a competitive bidding process. There is no guarantee that the Commission will adopt this initiative.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to acquisitions, construction and other business development activities, future capital expenditures, sufficiency of funds, financing sources and availability, monthly savings, and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the paging and wireless industries generally, risks relating to the Company's acquisition, construction and other business development activities, risks relating to technological change in the paging and wireless industries, risks relating to the ability of the Company to obtain additional funds in the form of debt or equity, risks relating to the ability to control expenses, risks relating to

                           PREFERRED NETWORKS, INC.

the availability of transmitters, terminals, network project management services and network engineering support, fluctuations in interest rates, and the existence of and changes to federal and state laws and regulations.

                           PREFERRED NETWORKS, INC.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Not applicable.

ITEM 2.       CHANGES IN SECURITIES.

(a) In June 1997, pursuant to a merger ( the "Merger") of Preferred Networks, Inc., a Delaware corporation, into a wholly-owned shell subsidiary incorporated in Georgia, Preferred Networks, Inc. reincorporated from Delaware to Georgia, increased the amount of its authorized Common Stock from 70,000,000 to 100,000,000 shares, increased the amount of its authorized Preferred Stock from 5,000,000 to 30,000,000 shares, and provided that all of its stock was without par value. As a result of the Merger, the rights of the shareholders of the Company are determined under Georgia rather than Delaware law.

(b) As a result of the Preferred Stock and Warrant Issuance, 10,000,000 shares of the Company's Class A Redeemable Preferred Stock are outstanding, which have dividend, voting, redemption and liquidation rights which in some respects are superior to those of the Common Stock.

(c)       On June 17, 1997, the Company issued 10,000,000 shares of
          Class A Redeemable Preferred Stock and warrants to purchase 11,500,000 shares of Common Stock to seven accredited investors for an aggregate consideration of $15,000,000 in cash, a portion of which was paid by the cancellation of the Company's indebtedness under a $10,000,000 bridge loan made to the Company by these investors in April and May 1997. The transaction was exempt from the Securities Act of 1933 by reason of Section 4(2) thereof and Regulation D promulgated thereunder. The warrants are exercisable for five years and entitle the holder to purchase one share of Common Stock for $1.50 per share, subject to possible downward adjustment based on any private placement of the Company's Preferred or Common Stock. A portion of the warrants may be canceled by the Company in the event of an early redemption of the Class A Redeemable Preferred Stock.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 16, 1997, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting:

(a) The shareholders approved the issuance of the Company's Class A Redeemable Preferred Stock and warrants to acquire Common Stock.

                    Votes Cast For                                    11,601,416
                    Votes Cast Against                                    19,725
                    Abstentions/Broker
                                Non-Votes                                  7,220

(b) The shareholders approved the Company's 1995 Stock Option Plan, as amended.

                    Votes Cast For                                    11,507,692
                    Votes Cast Against                                    21,125
                    Abstentions/Broker
                                Non-Votes                                 99,544

(c) The shareholders approved an Agreement and Plan of Merger between the Company and PNI Merger Corp., a Georgia corporation and wholly-owned subsidiary of the

                           PREFERRED NETWORKS, INC.

     Company, and the merger of the Company with and into PNI Merger Corp. for the principal purpose of reincorporating the Company in Georgia.

             Votes Cast For                                    11,499,981
             Votes Cast Against                                    23,825
             Abstentions/Broker
                        Non-Votes                                 104,555

(d)       The shareholders elected William H. Bang, John J. Hurley and
          Ronald W. White as Class I directors until the annual meeting of shareholders in 2000 or until their successors are elected and shall have qualified.

                                         Bang           Hurley           White
                                         ----           ------           -----
             Votes Cast For           13,464,994      13,464,994      13,464,994
             Abstentions/Broker
                        Non Votes            720             720             720

          In addition to Messrs. Bang, Hurley and White, the terms of directors Mark H. Dunaway, Michael J. Saner, Jeffrey H. Schutz and Robert Van Degna (who are Class II and III directors) continued after the Company's 1997 annual meeting of the shareholders.

ITEM 5.       OTHER INFORMATION.

Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         Exhibit
         Number     Description of Exhibits
         3.1        Articles of Incorporation of the Company (1)

         3.2        Bylaws of the Company (1)

         10.1       Commitment  Letter dated April 9, 1997 between the Company,  Centennial Fund IV, L.P.,
                    Saugatuck  Capital III, PNC Capital Corp.,  Fleet Equity Partners,  and Primus Venture
                    Fund III (2)

         10.2 Class A Redeemable Preferred Stock Purchase Agreement dated as of May 21, 1997, by and among the Company and Centennial
                    Fund IV, L.P., Saugatuck Capital Company Limited
                    Partnership III, PNC Capital Corp., Fleet Venture
                    Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm
                    Partners II, L.P. and Primus Capital Fund III Limited
                    Partnership (3)

         10.3       Form of Common Stock Purchase Warrant (3)

         10.4       Agreement and Plan of Merger,  dated May 21, 1997, by and between Preferred  Networks,
                    Inc. and PNI Merger Corp. (3)



         ---------------------------
         (1) Filed on June 30, 1997, as an exhibit to Preferred Networks, Inc.'s Current Report on Form 8-K (file no. 0-27658) dated June 16, 1997 and incorporated by reference herein.

         (2) Filed on April 15, 1997, as an exhibit to Preferred Networks, Inc.'s Annual Report on Form 10-K (file no. 0-27658) for the year ended December 31, 1996 and incorporated by reference herein.

         (3) Filed on May 21, 1997, as an exhibit to Preferred Networks, Inc.'s Proxy Statement (file no. 0-27658) with respect to the 1997 annual meeting of shareholders and incorporated by reference herein.

                           PREFERRED NETWORKS, INC.

         11.1       Computation of Net Loss Per Share

         27         Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K:

         During the quarter ended June 30, 1997, the Company filed three reports on Form 8-K:

         1. On April 16, 1997, the Company filed a Current Report on Form 8-K/A dated January 31, 1997 with respect to the acquisition of Mercury Paging & Communications, Inc. and its affiliated companies. The following financial statements were filed as part of this report:

                           The audited combined financial statements of Mercury Paging & Communications, Inc. and its affiliated companies as of and for the years ended December 31, 1996 and 1995.

                           The unaudited pro forma condensed consolidated balance sheet of Preferred Networks, Inc. as of December 31, 1996 and the unaudited pro forma condensed consolidated statement of operations of Preferred Networks, Inc. for the year ended December 31, 1996.

         2. On April 23, 1997, the Company filed a Current Report on Form 8-K dated April 14, 1997 reporting under Item 1 the potential change of control of the Company at a subsequent date resulting from the sale of Class A Redeemable Preferred Stock and warrants to certain of its shareholders. There were no financial statements filed as part of this report.

         3.       On June 30, 1997, the Company filed a Current
                  Report on Form 8-K dated June 16, 1997 reporting under Item 1 the merger of Preferred Networks, Inc., a Delaware corporation ("Old PNI") into Preferred Networks, Inc., a Georgia corporation (the "Company") on June 16, 1997 and the issuance for $15.0 million of Class A Redeemable Preferred Stock of the Company and warrants with certain of its shareholders and two affiliates of one of them on June 17, 1997, and under Item 5 the approval of the shareholders of Old PNI of the reincorporation of Old PNI from Delaware to Georgia by means of a merger with the Company. There were no financial statements filed as part of this report.

                           PREFERRED NETWORKS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PREFERRED NETWORKS, INC.

Date:  August 14, 1997                      By: /s/ Mark H. Dunaway
                                                --------------------------------
                                                Mark H. Dunaway
                                                Chief Executive Officer

Date:  August 14, 1997                      By: /s/ Michael J. Saner
                                                --------------------------------
                                                Michael J. Saner
                                                President

Date:  August 14, 1997                      By: /s/ Kathryn Loev Putnam
                                                --------------------------------
                                                Kathryn Loev Putnam
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                           PREFERRED NETWORKS, INC.

                               INDEX TO EXHIBITS

Exhibit                                                                          Sequentially
Number                              Description                                  Numbered Page
------                              -----------                                  -------------
3.1            Articles of Incorporation of the Company (1)

3.2            Bylaws of the Company (1)

10.1           Commitment Letter dated April 9, 1997 between the Company,
               Centennial Fund IV, L.P., Saugatuck Capital III, PNC Capital
               Corp., Fleet Equity Partners, and Primus Venture Fund III (2)

10.2 Class A Redeemable Preferred Stock Purchase Agreement dated as of May 21, 1997, by and among the Company and Centennial Fund
               IV, L.P., Saugatuck Capital Company Limited Partnership III, PNC
               Capital Corp., Fleet Venture Resources, Inc., Fleet Equity
               Partners VI, L.P., Chisholm Partners II, L.P. and Primus Capital
               Fund III Limited Partnership (3)

10.3           Form of Common Stock Purchase Warrant (3)

10.4           Agreement and Plan of Merger, dated May 21, 1997, by and between
               Preferred Networks, Inc. and PNI Merger Corp. (3)

11.1           Computation of Net Loss Per Share

27             Financial Data Schedule (for SEC use only)

         ---------------------------
         (1) Filed on June 30, 1997, as an exhibit to Preferred Networks, Inc.'s Current Report on Form 8-K (file no. 0-27658) dated June 16, 1997 and incorporated by reference herein.
         (2) Filed on April 15, 1997, as an exhibit to Preferred Networks, Inc.'s Annual Report on Form 10-K (file no. 0-27658) for the year ended December 31, 1996 and incorporated by reference herein.
         (3) Filed on May 21, 1997, as an exhibit to Preferred Networks, Inc.'s Proxy Statement (file no. 0-27658) with respect to the 1997 annual meeting of shareholders and incorporated by reference herein.