Form 10-Q
period 1997-09-30
PREFERRED NETWORKS INC
filed 1997-11-14
CIK 893335

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,200,552 shares of common stock, no par value, as of November 5, 1997.

                            PREFERRED NETWORKS, INC.

                               INDEX TO FORM 10-Q







PART I.                  FINANCIAL INFORMATION                                                   PAGE
                                                                                                NUMBER
                                                                                                ------
             Item 1.     Financial Statements

                         Condensed Consolidated Balance Sheets, September 30, 1997
                         (Unaudited) and December 31, 1996.....................................     3

                         Condensed Consolidated Statements of Operations for the
                         three months and nine months ended September 30, 1997 and 1996
                         (Unaudited)...........................................................     4

                         Condensed Consolidated Statement of Changes in Stockholders'
                         Equity for the nine months ended September 30, 1997 (Unaudited).......     5

                         Condensed Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 1997 and 1996
                         (Unaudited)............................................................    6

                         Notes to Condensed Consolidated Financial Statements (Unaudited).......    7

             Item 2.     Management's Discussion and Analysis of Financial Condition
                         and Results of Operations..............................................   10


PART II.                 OTHER INFORMATION

             Item 1.     Legal Proceedings......................................................   17

             Item 2.     Changes in Securities..................................................   17

             Item 3.     Defaults under Senior Securities.......................................   17

             Item 4.     Submission of Matters to a Vote of Security Holders....................   17

             Item 5.     Other Information......................................................   17

             Item 6..    Exhibits and Reports on Form 8-K.......................................   17

                         Signatures.............................................................   18

                            PREFERRED NETWORKS, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                     1997             1996
                                                                                 ------------      ------------
                                                                                 (UNAUDITED)
                                    ASSETS
Current assets
   Cash and cash equivalents ................................................    $ 10,110,843      $ 21,645,354
   Accounts receivable, net .................................................       4,649,765         2,909,379
   Inventory ................................................................       4,002,282         5,630,478
   Prepaid expenses and other current assets ................................         382,575           540,190
                                                                                 ------------      ------------
     Total current assets ...................................................      19,145,465        30,725,401

Property and equipment, net .................................................      26,622,027        21,559,407
Goodwill, net ...............................................................      13,473,634         5,779,321
FCC licenses, net ...........................................................       9,717,311         4,601,792
Other assets, net ...........................................................       2,928,487         3,459,416
                                                                                 ------------      ------------
                                                                                 $ 71,886,924      $ 66,125,337
                                                                                 ============      ============

                   LIABILITIES, REDEEMABLE PREFERRED STOCK,
                           AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .........................................................    $  4,497,349      $  5,017,467
   Accrued liabilities ......................................................         902,204         2,878,573
   Accrued compensation .....................................................         809,979           621,493
   Current portion of notes payable and capital lease obligations ...........      11,251,517           995,164
                                                                                 ------------      ------------
     Total current liabilities ..............................................      17,461,049         9,512,697

Notes payable and capital lease obligations, less current portion ...........       8,352,647        16,029,652

Class A Redeemable Preferred Stock, no par value, $1.50 per
  share redemption price; 13,500,000 shares authorized in 1997,
  10,000,000 shares issued and outstanding in 1997 ..........................      13,458,462                --
                                                                                 ------------      ------------
     Total liabilities and Redeemable Preferred Stock .......................      39,272,158        25,542,349

Stockholders' equity
   Preferred stock, no par value, 30,000,000 shares authorized in
     1997, no shares issued and outstanding in 1997 .........................              --                --
   Preferred stock, $.01 par value, 5,000,000 shares authorized
     in 1996, none issued and outstanding in 1996 ...........................              --                --
   Common Stock, no par value, 100,000,000 shares authorized
     in 1997, 16,200,552 shares issued and outstanding in 1997 ..............      61,328,429                --
   Common Stock, $.0001 par value, 70,000,000 shares authorized
     in 1996, 15,290,921 shares issued and outstanding in 1996 ..............              --             1,529
   Additional paid-in capital on $.0001 par value Common Stock ..............              --        56,312,399
   Common Stock Purchase Warrants ...........................................       1,930,963                --
   Accretion on Class A Redeemable Preferred Stock ..........................        (140,566)               --
   Accumulated deficit ......................................................     (30,504,060)      (15,730,940)
                                                                                 ------------      ------------
                                                                                   32,614,766        40,582,988
                                                                                 ============      ============
                                                                                 $ 71,886,924      $ 66,125,337
                                                                                 ============      ============


           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                             ----------------------------    -----------------------------
                                                                1997              1996          1997              1996
                                                             ------------    ------------    ------------     ------------
Revenues
   Network services .....................................    $  3,268,100    $  1,553,602    $  9,084,609     $  4,297,648
   Product sales ........................................       3,117,006       1,239,083       9,523,439        3,325,260
   Other services .......................................       2,238,402         343,264       7,720,649          376,221
                                                             ------------    ------------    ------------     ------------
       Total revenues ...................................       8,623,508       3,135,949      26,328,697        7,999,129

Costs of revenues
   Network services .....................................       2,030,025       1,210,015       6,133,675        2,898,095
   Product sales ........................................       3,201,164       1,651,410       9,839,889        4,320,129
   Other services .......................................       2,413,007         119,362       6,797,824          119,362
                                                             ------------    ------------    ------------     ------------
       Total costs of revenues ..........................       7,644,196       2,980,787      22,771,388        7,337,586
                                                             ------------    ------------    ------------     ------------
Gross margin ............................................         979,312         155,162       3,557,309          661,543

Selling, general and administrative expenses ............       3,961,669       2,321,821      12,181,624        5,461,667
Depreciation and amortization ...........................       1,845,949         635,788       5,295,665        1,398,489
Other expenses ..........................................              --              --         277,707               --
                                                             ------------    ------------    ------------     ------------
       Operating loss ...................................      (4,828,306)     (2,802,447)    (14,197,687)      (6,198,613)
Interest expense ........................................        (323,050)        (39,273)       (929,432)        (194,455)
Interest income .........................................         136,411         333,922         353,999          906,582
                                                             ------------    ------------    ------------     ------------
       Net loss .........................................      (5,014,945)     (2,507,798)    (14,773,120)      (5,486,486)

Accretion of Redeemable Preferred Stock .................        (105,797)             --        (140,566)      (1,121,316)
Redeemable Preferred Stock dividend requirements ........        (375,000)             --        (433,333)        (353,651)
                                                             ------------    ------------    ------------     ------------
       Net loss attributable to Common Stock ............    $ (5,495,742)   $ (2,507,798)   $(15,347,019)    $ (6,961,453)
                                                             ============    ============    ============     ============

Net loss per share of Common Stock ......................    $       (.34)   $       (.17)   $       (.96)    $       (.46)
                                                             ============    ============    ============     ============

Weighted average number of common shares
   used in calculating net loss per share of
   Common Stock .........................................      16,194,512      14,479,226      16,067,527       13,251,775
                                                             ============    ============    ============     ============





           See notes to condensed consolidated financial statements.

                             PREFERRED NETWORKS, INC.


                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                             COMMON                                   COMMON         ACCRETION OF
                              STOCK      ADDITIONAL      COMMON        STOCK          REDEEMABLE
                             ($.0001      PAID-IN         STOCK       PURCHASE         PREFERRED      ACCUMULATED
                              PAR)        CAPITAL       (NO PAR)      WARRANTS           STOCK          DEFICIT         TOTAL
                             -------    ------------    --------      --------       ------------     ------------    ------------
Balance at
   December 31, 1996 ....... $ 1,529    $ 56,312,399     $        --    $       --   $      --    $(15,730,940)   $ 40,582,988

   Corporate
     reincorporation .......  (1,529)    (56,312,399)     56,313,928                        --              --              --

   Issuance of 828,613
     shares of Common
     Stock pursuant
     to acquisitions .......      --              --       5,179,989            --          --              --       5,179,989

   Issuance of 74,000
     shares of Common
     Stock pursuant to
     Directors' Restricted
     Stock Award Plan ......      --              --          95,703            --          --              --          95,703


   Issuance of Common
     Stock Purchase
     Warrants ..............      --              --              --     1,930,963          --              --       1,930,963

   Non-cash stock option
     compensation ..........      --              --         165,334            --          --              --         165,334

   Accretion of Class A
     Redeemable
     Preferred Stock .......      --              --              --            --    (140,566)             --        (140,566)

   Undeclared dividends
     on Class A
     Redeemable
     Preferred Stock .......      --              --        (433,333)           --          --              --        (433,333)

   Exercise of options .....      --              --           6,808            --          --              --           6,808


   Net loss ................      --              --              --            --          --     (14,773,120)    (14,773,120)
                             -------    ------------     -----------    ----------   ---------    ------------    ------------
Balance at September 30,
       1997 ................ $    --    $         --     $61,328,429    $1,930,963   $(140,566)   $(30,504,060)   $ 32,614,766
                             =======    ============     ===========    ==========   =========    ============    ============


           See notes to condensed consolidated financial statements.

                             PREFERRED NETWORKS, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER, 30
                                                                     --------------------------------
                                                                         1997                 1996
                                                                     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .........................................................   $(14,773,120)       $ (5,486,486)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .................................      5,291,601           1,398,489
   Bad debt expense ..............................................        425,015             164,287
   Stock option and restricted stock grant compensation expense ..        261,036              22,000
   Changes in operating assets and liabilities:
     Accounts receivable .........................................     (1,520,073)           (995,332)
     Inventory ...................................................      1,992,427            (964,574)
     Prepaid expenses and other assets ...........................        (15,663)           (348,764)
     Accounts payable ............................................       (562,360)          1,552,994
     Accrued liabilities .........................................       (596,204)            299,101
     Accrued compensation ........................................        188,486             687,972
                                                                     ------------        ------------
Net cash used in operating activities ............................     (9,308,855)         (3,670,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment ...........................................     (3,556,756)         (5,345,534)
Purchases of other assets and FCC licenses .......................     (1,244,584)         (5,999,096)
Payment for acquisitions, net of cash acquired ...................    (10,629,768)                 --
                                                                     ------------        ------------
Net cash used in investing activities ............................    (15,431,108)        (11,344,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings .........................................     10,000,000                  --
Payments of borrowings ...........................................     (1,616,872)         (5,808,472)
Net proceeds from initial public offering of Common Stock ........             --          31,152,397
Net proceeds from issuance of Redeemable Preferred Stock .........      2,884,553                  --
Net proceeds from issuance of Common Stock Purchase Warrants .....      1,930,963                  --
Payment of Redeemable Convertible Preferred Stock dividends ......             --            (176,149)
Issuance of Common Stock upon exercise of stock options ..........          6,808               9,506
Issuance of Common Stock pursuant to acquisitions ................             --           1,410,000
                                                                     ------------        ------------
Net cash provided by financing activities ........................     13,205,452          26,587,282
                                                                     ------------        ------------

Net (decrease) increase in cash and cash equivalents .............    (11,534,511)         11,572,339
Cash and cash equivalents, beginning of period ...................     21,645,354           9,311,379
                                                                     ------------        ------------
Cash and cash equivalents, end of period .........................   $ 10,110,843        $ 20,883,718
                                                                     ============        ============



           See notes to condensed consolidated financial statements.

                             PREFERRED NETWORKS, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the nine months ended September 30, 1997 and 1996, were approximately $1,476,000 and $266,000, respectively. There were no significant federal or state income taxes paid or refunded for the nine months ended September 30, 1997 and 1996.

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

5.   LOAN AGREEMENTS

     The Company has a secured credit facility for $12.0 million of vendor financing bearing interest at a five-year U.S. Treasury rate plus 6.5% payable in various monthly installments of principal and interest over 60 months, with maturity dates through 2002. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of September 30, 1997, there was $5.6 million outstanding under this facility with an additional $6.1 million available.

     The Company also has a $5.0 million credit facility to finance paging system equipment from a finance company bearing interest at 10% payable in various monthly installments of principal and interest over 60 months, with maturity dates through 2002. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of September 30, 1997, there was $4.2 million outstanding under this facility with an additional $89,000 available.

     The Company has a $9.25 million revolving credit facility with a financial institution, the majority of which is to be used to finance paging network acquisitions and capital expenditures. The outstanding balance under this facility bears interest at a rate of prime plus 1% or at a rate of LIBOR plus 3.75%, at the Company's option. Interest only is payable monthly in arrears with the entire principal due in full in August 1998. Borrowings under this facility and the other two credit facilities are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to debt service, minimum net worth, acquisitions and future requirements for raising $5.0 million in additional subordinated debt or equity capital by the end of January 1998, among other things. Availability under this facility is based on a multiple of the positive EBITDA (defined below) in certain markets. As of September 30, 1997, there was $9.25 million outstanding under this facility with no additional availability.

6.   LOSS PER SHARE

     Net loss per share was computed using the requirements of Accounting Principles Board Opinion No. 15 and SEC Staff Accounting Bulletin No. 83 and as such equals the net loss increased by accretion on the Class A Redeemable Preferred Stock (see Note 8) and the portion of accretion of the Series A which relates to shares which are not considered as cheap stock, as defined below, and the dividends on Class A Redeemable Preferred Stock and the Series B divided by the weighted average number of shares of Common Stock outstanding, plus cheap stock as defined below up to the March 1, 1996 closing date of the IPO. The calculation excludes any antidilutive shares during the period, other than cheap stock.

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

                            PREFERRED NETWORKS, INC.

7.   ACQUISITIONS

     In September 1996, the Company acquired substantially all the assets of Big Apple Paging Corporation ("Big Apple") for $3.8 million. The transaction was accounted for as a purchase as of September 13, 1996. Big Apple was a reseller-based paging carrier in the states of New York, New Jersey, and Connecticut, and this acquisition provided the Company with a base of customers upon opening its Northeast Technical Control Center ("TCC").

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

     In January 1997, the Company acquired the stock of Mercury Paging & Communications, Inc. ("Mercury") and its affiliated companies for approximately $14.2 million. The transaction was accounted for as a purchase as of January 31, 1997. Mercury was a reseller-based paging carrier in the states of New York, New Jersey and Connecticut. Prior to closing, the Company earned revenues from Mercury under an agency agreement.

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

The following table presents certain items in the Consolidated Statements of Operations as a percentage of total revenues for the three months and nine months ended September 30, 1997 and 1996, respectively.

                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                        SEPTEMBER 30,               SEPTEMBER 30,
                                     ------------------           -----------------
                                      1997       1996              1997       1996
                                     ------     -------           ------     ------
Revenues
   Network services                   37.9%      49.5%             34.5%      53.7%

   Product  sales                     36.1       39.5              36.2       41.6
   Other services                     26.0       11.0              29.3        4.7
                                     -----      -----             -----      -----
          Total revenues             100.0      100.0             100.0      100.0
Costs of revenues
   Network services                   23.5       38.6              23.3       36.2
   Product sales                      37.1       52.7              37.4       54.0
   Other services                     28.0        3.8              25.8        1.5
                                     -----      -----             -----      -----
          Total cost of revenues      88.6       95.1              86.5       91.7
                                     -----      -----             -----      -----
Gross margin                          11.4        4.9              13.5        8.3

Selling, general & administrative     45.9       74.0              46.3       68.3
Depreciation and amortization         21.4       20.3              20.1       17.5
Other                                   --         --               1.1         --
                                     -----      -----             -----      -----
          Operating loss             (56.0)     (89.4)            (53.9)     (77.5)
Interest expense                      (3.7)      (1.3)             (3.5)      (2.4)
Interest income                        1.6       10.7               1.3       11.3
                                     -----      -----             -----      -----

          Net loss                   (58.1)%    (80.0)%           (56.1)%    (68.6)%
                                     =====      =====             =====      =====

EBITDA                               (34.6)%    (69.1)%           (33.8)%    (60.0)%

The table below provides information about the Company's units in service by customer type and average revenue per unit ("ARPU") for the nine months ended September 30. ARPU is calculated by dividing pager airtime revenues for the month by the total units in service at month end. ARPU for periods greater than one month equals the average of the monthly ARPUs during the period.

                                           SEPTEMBER 30,              PERCENTAGE INCREASE (DECREASE)
                                        -------------------           -----------------------------
                                          1997       1996               1997                1996
                                        --------   --------           --------            ---------
Units in service
   Reseller units                        335,988    194,398             72.8%               68.8%
    Co-location/interconnection units    121,639     54,913            121.5               207.9
                                        --------   --------
       Total                             457,627    249,311             83.6                87.5
   Units under agency agreement               --     63,959           (100.0)              100.0
                                        --------   --------

       Total units                       457,627    313,270             46.1%              135.6%
                                        ========   ========

ARPU                                    $   2.49   $   2.55             (2.4)%             (15.6)%

                             PREFERRED NETWORKS, INC.



RESULTS OF OPERATIONS

Total revenues increased 175.0% to $8.6 million during the third quarter of 1997, from $3.1 million in the same period in 1996. Year to date revenue of $26.3 million represented a 229.1% increase from the $8.0 million reported for the comparable period in 1996 due primarily to significantly higher revenue from Other Services, as well as increased revenue from Network Services and Product Sales.

Revenues from Network Services increased by $1.7 million, or 110.4%, to $3.3 million for the three-month period ended September 30, 1997, from $1.6 million for the three-month period ended September 30, 1996. Network Services revenue increased by $4.8 million, or 111.4%, to $9.1 million for the nine-month period ended September 30, 1997, from $4.3 million for the nine-month period ended September 30, 1996. The Company operated networks in 27 markets as of September 30, 1997, compared to 23 markets as of June 30, 1997 and 17 markets as of September 30, 1996. Reseller airtime revenue accounted for 81.9% of the year to date increase of which 60.0% was due to the acquisition of Mercury Paging & Communications, Inc. ("Mercury"), a reseller-based paging carrier acquired in January 1997. Co-locate/interconnect airtime revenue increased 21.7% due to higher growth in co-locate/interconnect services as compared to reseller services. In general, the increases in revenues from Network Services were attributable to the growth in units in service and the associated recurring revenue stream, which resulted in part from the acquisition of Mercury and from expansion into 10 new markets (Chicago, Detroit, Cleveland, Cincinnati, Columbus OH, Boston, Albany NY, Richmond, Raleigh/Durham, and Charlotte). Also contributing to the increases were continued growth in existing markets. Units in service increased by 144,357, or 46.1%, to 457,627 at September 30, 1997, from 313,270 at September 30, 1996. The continued growth in units in service was offset in part by declining ARPU due to competitive pricing pressures in the industry, shifting of reseller customers to co-locate/interconnect customers, and to a lesser extent, discounting for unit volume and airtime usage. Co-locate/interconnect services, which were 26.6% of total units in service as of September 30, 1997 and 17.5% as of September 30, 1996, generate lower ARPU to the Company because certain operating expenses customarily incurred by the Company are borne by the customer.

Revenues from Product Sales increased by $1.9 million, or 151.6%, to $3.1 million for the three-month period ended September 30, 1997 from $1.2 million for the three-month period ended September 30, 1996. Product Sales revenue increased $6.2 million, or 186.4%, to $9.5 million for the nine-month period ended September 30, 1997 from $3.3 million for the nine-month period ended September 30, 1996. The majority of the increase resulted from revenues from the sourcing and sales of new, used and refurbished pager and cellular products by EPS Wireless, Inc. ("EPS"), which was acquired in December 1996. However, the Company believes the United Parcel Service strike, which occurred during the third quarter, adversely affected EPS's ability to receive and ship products, and therefore, negatively impacted production volume and resulting Product Sales revenue.

Other Services revenue increased to $2.2 million for the three-month period ended September 30, 1997 from $343,000 for the three-month period ended September 30, 1996. Other Services revenue increased to $7.7 million for the nine-month period ended September 30, 1997 from $376,000 for the nine-month period ended September 30, 1996. The increases were primarily due to revenues associated with repair and refurbishment of pager and cellular products by EPS. The Company believes the United Parcel Service strike discussed above also negatively impacted Other Services revenue in the third quarter. Increased revenues from paging network equipment installation services and maintenance and engineering services provided by Preferred Technical Services, Inc. ("PTS"), which was acquired by the Company in July 1996, also contributed to the increases in revenue.

Cost of Network Services increased by $820,000, or 67.8%, to $2.0 million for the three-month period ended September 30, 1997, from $1.2 million for the three-month period ended September 30, 1996, but decreased as a percentage of Network Services revenue to 62.1% from 77.9% for the same periods. As markets generate increased revenue, the decrease in costs as a percentage of revenue is expected due to the fixed nature of many of these expenses. Cost of Network Services increased by $3.2 million, or 111.6%, to $6.1 million for the nine-month period ended September 30, 1997, from $2.9 million for the nine-month period ended September 30, 1996, and cost of Network Services as a percentage of Network Services revenues remained unchanged at 67.5% for the nine-month periods ended September 30, 1997 compared to 67.4% for the nine-month periods ended September 30, 1996.

Cost of Product Sales increased by $1.5 million, or 93.8%, to $3.2 million for the three-month period ended September 30, 1997, from $1.7 million for the three-month period ended September 30, 1996, but decreased as a

                             PREFERRED NETWORKS, INC.


percentage of product sales to 102.7% from 133.3% for the same periods. Cost of Product Sales increased by $5.5 million, or 127.8%, to $9.8 million for the nine-month period ended September 30, 1997, from $4.3 million for the nine-month period ended September 30, 1996, but decreased as a percentage of sales to 103.3% from 129.9% for the same periods. The increases in costs were due primarily to the sourcing and sales of new, used and refurbished pager and cellular products by EPS, which was acquired in December 1996, and to a lesser extent due to increased pager sales associated with network services. The decreases in the percentages were due primarily to EPS's profits on product sales. Due to the competitive nature of pricing in the industry, the overall loss on product sales reflects the Company's marketing programs whereby pagers are sold to resellers at a loss to attract customers to the Company's networks.

Cost of Other Services increased to $2.4 million for the three-month period ended September 30, 1997 from $119,000 for the three-month period ended September 30, 1996. Cost of Other Services increased to $6.8 million for the nine-month period ended September 30, 1997 from $119,000 for the nine-month period ended September 30, 1996. Cost of Other Services as a percentage of Other Services revenues was 107.8% and 88.0% for the three-month and nine-month periods ended September 30, 1997. The increases in costs were due primarily to EPS's costs associated with repair and refurbishment of pager and cellular products and inventory management and to PTS's costs associated with paging network equipment installation services, maintenance and engineering services. During the third quarter of 1997, EPS incurred costs in anticipation of volume increases expected from several contracts under negotiation.

SG&A increased by $1.6 million, or 70.6%, to $4.0 million for the three-month period ended September 30, 1997, from $2.3 million for the three-month period ended September 30, 1996, but decreased as a percentage of total revenues to 45.9% for the three-month period ended September 30, 1997, from 74.0% for the three-month period ended September 30, 1996. SG&A increased by $6.7 million, or 123.0%, to $12.2 million for the nine-month period ended September 30, 1997, from $5.5 million for the nine-month period ended September 30, 1996, but decreased as a percentage of total revenues to 46.3% for the nine-month period ended September 30, 1997, from 68.3% for the nine-month period ended September 30, 1996. The decreases as a percentage of revenue are due to the efficiencies generated by the Company's outsourcing platform. Because the Company does not market directly to end-users, it does not incur subscriber-related acquisition costs and accordingly, its SG&A expenses do not increase in direct proportion to its revenue growth. The increases in revenue reflect additional sales and administrative cost to support the increasing number of customers and expansion into new markets associated with the Company's network services, and the additional personnel and other SG&A costs associated with PTS and EPS.

Depreciation and amortization increased by $1.2 million, or 190.3%, to $1.8 million for the three-month period ended September 30, 1997, from $636,000 for the three-month period ended September 30, 1996. Depreciation and amortization increased by $3.9 million, or 278.7%, to $5.3 million for the nine-month period ended September 30, 1997, from $1.4 million for the nine-month period ended September 30, 1996. The increases were primarily due to additional assets purchased or constructed for expansion into new markets, increased amortization of market entry costs due to the Company operating in more markets, and amortization of goodwill related to the acquisition of EPS, Mercury, and PTS. Depreciation and amortization increased as a percentage of total revenues to 21.4% and 20.1% for the three-month and nine-month periods ended September 30, 1997, from 20.1% and 17.5% for the three-month and nine-month periods ended September 30, 1996.

Other expenses were $0 and $278,000 for the three-month and nine-month periods ended September 30, 1997, up from $0 for the three-month and nine-month periods ended September 30, 1996 and represent certain non-recurring severance expenses. The Company took certain cost reduction measures during the second quarter primarily in the area of SG&A through employee terminations. As a part of the reduction in force, the Company modified the terms of the terminated employees' stock options to purchase 187,143 shares of Common Stock, to immediately fully vest these options, and to extend the exercise period that the employees have to exercise the options. These changes resulted in $138,000 of severance costs which are included in the severance cost amount described above.

In addition, during the second quarter the Company canceled certain of the outstanding stock options granted to the Company's remaining employees, covering in the aggregate options to purchase 485,493 shares of Common Stock with exercise prices ranging from $2.87 to $10.61 per share and regranted an identical number of options at the then current market price of $2.50 per share. The newly granted options vest annually in equal amounts over a three year period beginning with the 1997 date of grant.

Interest expense increased $284,000, or 722.6%, to $323,000 for the three-month period ended September 30, 1997,

                             PREFERRED NETWORKS, INC.



from $39,000 for the three-month period ended September 30, 1996. Interest expense increased $735,000, or 378.0%, to $929,000 for the nine-month period ended September 30, 1997, from $194,000 for the nine-month period ended September 30, 1996 due to increased debt levels in 1997. The increases were due to the financing of the network buildout, borrowings related to the 1997 acquisition of Mercury, and the $10,000,000 bridge loan for the Class A Redeemable Preferred Stock offering which was outstanding most of the second quarter of 1997.

Interest income decreased $198,000, or 59.1%, to $136,000 for the three-month period ended September 30, 1997, from $334,000 for the three-month period ended September 30, 1996. Interest income decreased $553,000, or 61.0%, to $354,000 for the nine-month period ended September 30, 1997, from $907,000 for the nine-month period ended September 30, 1996. The decreases were due to the higher level of funds available for investment in 1996 due to the proceeds of the IPO, which was consummated in March 1996.

Net loss for the three-month period ended September 30, 1997, as compared with the three-month period ended September 30, 1996, increased to $5.0 million from $2.5 million. Net loss for the nine-month period ended September 30, 1997, as compared with the nine-month period ended September 30, 1996, increased to $14.8 million from $5.5 million. The increases were primarily due to substantial increases in SG&A and depreciation and amortization, as described above.

The net loss per share of Common Stock for the three-month period ended September 30, 1997 increased to ($.34) from ($.17) for the same three month period ended in 1996. The net loss per share of Common Stock for the nine-month period ended September 30, 1997 increased to ($.96) from ($.46) for the same nine-month period ended in 1996. The increases in net loss per share were due to the increased net loss attributable to common stockholders in 1997 as compared to 1996 offset by the increased number of shares outstanding in 1997 due to shares issued for acquisitions. Weighted average shares outstanding includes cheap stock until the IPO date.

LIQUIDITY AND CAPITAL RESOURCES

The Company's expansion strategy has historically required substantial funds to finance the expansion of existing operations, the expansion into new markets as part of the nationwide build-out of its networks, and the purchase of network assets and related FCC licenses. Since its IPO date, the Company has expended $35.3 million in these endeavors, of which $24.2 million related to network build-out. These network build-out expenditures have decreased during 1997 from $5.3 million in the first quarter to $2.1 million in the second quarter to only $360,000 in the third quarter. The Company has augmented its wide-area 157.740 MHz networks by purchasing and consolidating existing local network assets licensed on the 150 MHz, 450 MHz and 900 MHz frequency bands to offer new geographical markets, additional capacity and flexibility to its customers. As of September 30, 1997, the Company was operating networks in 27 markets using 6 Technical Control Centers (TCC's) and was constructing networks in 25 additional markets. The Company's strategy is to expand its networks on a nationwide basis to the 50 largest U.S. metropolitan markets and adjacent areas. Cost and the timing of the Company's construction of these remaining markets is dependent upon market demand and capital availability.

The Company has two secured credit facilities totaling $17.0 million. As of September 30, 1997, there was $9.8 million outstanding under these facilities with an additional $6.2 million available for additional paging network equipment purchases.

The Company also has a $9.25 million secured revolving credit facility with a financial institution. This credit facility contains various conditions, financial covenants and restrictions related to debt service, minimum net worth, acquisitions and future requirements for raising $5.0 million additional subordinated debt or equity capital by the end of January 1998, among other things. The Company has no commitment for these additional funds. If additional funds of $5.0 million are not obtained by the end of January 1998, the Company would be required to seek an amendment to its debt covenants or refinance its revolving credit facility and the failure to obtain such additional funds, absent an amendment or refinancing, would have a material adverse effect on the Company. Availability under this facility is based on a multiple of the positive EBITDA in certain markets. As of September 30, 1997, there was $9.25 million outstanding under this facility with no additional availability.
The revolving credit facility matures in August 1998.


In June 1997, the Company issued 10.0 million shares of Class A Redeemable Preferred Stock (the "Preferred Stock") which accrue dividends at a rate of 10% per annum and warrants to purchase up to 11.5 million shares of Common Stock to five of its shareholders and two affiliates of one of them (collectively, the "Investors") for a total purchase price of $15.0 million. In April 1997 and May 1997, the Company borrowed a total of $10.0 million from

                             PREFERRED NETWORKS, INC.


the Investors under a 10% bridge loan. The Company's indebtedness under the $10.0 million bridge loan was applied against the purchase price of the Preferred Stock.

As of September 30, 1997, the Company had $8.8 million invested in short-term investment grade securities at various interest rates. Management believes that cash and cash equivalents on hand as of September 30, 1997, together with availability under the secured credit facilities mentioned above, will be sufficient to meet the Company's working capital, capital expenditure and debt covenant requirements without obtaining additional financing until January 1998, at which time the Company's debt covenants require it to raise an additional $5.0 million.

In addition to the $5.0 million required to be raised per certain debt agreements, the Company will need to seek financing to satisfy the $9.25 million debt maturity in August 1998 and may need additional funds in the form of equity, bank debt, or other debt financing to fund its operations or network expansion. The Company has no commitment for any refinancing or additional funds, and no assurances can be given that such additional refinancing or funds will be available on terms acceptable to the Company, if at all; the failure to obtain such funds could have a material adverse effect on the Company. In addition, future acquisitions of paging network assets and licenses or other assets or businesses or other events may change the Company's capital requirements.

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

In December 1996, the Company acquired the stock of EPS Wireless, Inc. ("EPS") for approximately $4.8 million and possible additional consideration of up to an additional $5.0 million based on EPS's achievement of targeted operating performance during the two year period ending December 31, 1998. The transaction was accounted for as a purchase as of December 1, 1996. Additional consideration, if any, will be recorded as goodwill. EPS repairs or sells more than 80,000 product units per month. The acquisition of EPS expanded the Company's revenue sources to include paging companies that do not currently buy network services from the Company due to geography or frequency and also expanded the Company's customer base to include cellular companies. EPS also provides the Company with a source of lower-cost pager products.

In January 1997, the Company acquired the stock of Mercury Paging & Communications, Inc. ("Mercury") and its affiliated companies for approximately $14.2 million. Mercury was a reseller-based paging carrier in the states of New York, New Jersey and Connecticut. Prior to closing, the Company earned revenues from Mercury under an agency agreement.

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

                             PREFERRED NETWORKS, INC.



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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to acquisitions, construction and other business development activities, future capital expenditures, sufficiency of funds, financing sources and availability, monthly savings, and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the paging and wireless industries

                             PREFERRED NETWORKS, INC.



generally, risks relating to the Company's acquisition, construction and other business development activities, risks relating to technological change in the paging and wireless industries, risks relating to the ability of the Company to obtain additional funds in the form of debt or equity, risks relating to the ability to control expenses, risks relating to the availability of transmitters, terminals, network project management services and network engineering support, fluctuations in interest rates, and the existence of and changes to federal and state laws and regulations.

                             PREFERRED NETWORKS, INC.


PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Not applicable.

ITEM 2.       CHANGES IN SECURITIES.

Not applicable.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 5.       OTHER INFORMATION.

Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:

        11.1      Computation of Net Loss Per Share

        27        Financial Data Schedule (for SEC use only)

(b)     Reports on Form 8-K:

        The registrant did not file any reports on Form 8-K during the three months ended September 30, 1997.

                             PREFERRED NETWORKS, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PREFERRED NETWORKS, INC.


Date:  November 14, 1997           By: /s/ Mark H. Dunaway
                                       -------------------------------------
                                       Mark H. Dunaway
                                       Chief Executive Officer



Date:  November 14, 1997           By: /s/ Michael J. Saner
                                       -------------------------------------
                                       Michael J. Saner
                                       President



Date:  November 14, 1997           By: /s/ Kathryn Loev Putnam
                                       -------------------------------------
                                       Kathryn Loev Putnam
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)