Form 10-K405
period 1997-12-31
PREFERRED NETWORKS INC
filed 1998-03-30
CIK 893335

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,

                           EFFECTIVE OCTOBER 7, 1996)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                           Common Stock, no par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Registrant's Common Stock on the Nasdaq Stock Market on March 23, 1998 was approximately $19.5 million. As of March 23, 1998, 16,270,028 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Specifically identified portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 28, 1998 are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                                                             PAGE
PART I
------
Item       1.    Business...................................................................    4
           2.    Properties.................................................................   16
           3.    Legal Proceedings..........................................................   16
           4.    Submission of Matters to a Vote of Security Holders........................   16
                 Executive Officers of the Registrant.......................................   16

PART II
-------

Item       5.    Market for Registrant's Common Equity and Related Stockholder
                  Matters...................................................................   17
           6.    Selected Financial Data....................................................   19
           7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................   20
           8.    Financial Statements and Supplementary Data................................   30
           9.    Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure..................................................   46

PART III
--------

Item       10.   Directors and Executive Officers of the Registrant.........................   47
           11.   Executive Compensation.....................................................   47
           12.   Security Ownership of Certain Beneficial Owners and Management.............   47
           13.   Certain Relationships and Related Transactions.............................   47

PART IV
-------

Item       14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............   48

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Preferred Networks, Inc. (the "Company") is a leading provider of outsourcing services to the wireless marketplace and currently serves over 2,400 companies nationwide. The Company does not market its services directly to end users and therefore does not compete with its customers for their subscribers. The Company's outsourcing service offering consists of (i) one-way wireless networks, whereby companies purchase non-branded, wholesale network services from the Company for resale to their customers; (ii) network engineering and maintenance services, supporting one-way and two-way wireless technologies (through Preferred Technical Services, Inc. - "PTS", a wholly-owned subsidiary); and (iii) pager and cellular product repair services, product sales and inventory management and fulfillment (through EPS Wireless, Inc. - "EPS", a wholly-owned subsidiary.) The Company provides its services to network carriers, resellers, agents and manufacturers, and its customers include twelve of the twenty largest paging companies, the two largest manufacturers of wireless network infrastructure and one of the two largest cellular product manufacturers. The five largest paging companies are currently customers of the Company in all three of its service lines: network services, technical services and product services.

    The Company's strategy is to create customer value as a leading provider of high-quality, cost-effective outsourcing solutions to companies in the wireless marketplace. The Company's outsourcing services enable companies to offer branded wireless products and services directly to their customers while incurring associated costs on an as-needed basis. The Company is able to provide high quality, cost effective outsourcing services due to: (i) the cost benefits of providing its services to many companies with many subscriber bases rather than to a single subscriber base; (ii) its reduced overhead costs as a result of not having to support the cost of sales, marketing and customer support organizations directed to subscribers; and (iii) the reduced operating costs associated with its centralized network architecture and its primary use of a low cost, high power paging frequency.

INDUSTRY BACKGROUND

    The commercial mobile wireless communications industry began in 1949 when the Federal Communications Commission (the "Commission" or the "FCC") allocated a group of radio frequencies for use in providing one-way and two-way paging services. Historically, the wireless industry has consisted of a highly fragmented, large number of small operators, providing one-way paging services principally to professional business segments. The paging industry has expanded to serve an increasingly broad customer base as business customers and consumers have become increasingly aware of the benefits of one-way and two-way wireless services, including cellular telephone services, personal communication services ("PCS") and premium one-way paging services. According to industry sources, the largest component of the wireless market today remains one-way signaling. Industry sources estimate that the U.S. market for one-way, traditional paging services has grown from approximately one million subscribers in 1980 to 43.1 million subscribers in 1996 and is estimated to reach 57.7 million subscribers by 2000. Factors contributing to this growth include: (i) greater penetration of paging services into mainstream consumer markets; (ii) reduced pager and service costs to subscribers driven by technological improvements and competition; (iii) wider area coverage; (iv) increased reliability of paging services; (v) enhanced applications of one-way paging services, such as voice mail, Internet, facsimile and other methods of data transmission; and (vi) the FCC auction process of new spectrum for one-way paging services.

    Historically, wireless companies held a license for a radio frequency, constructed and maintained network facilities over which to deliver their services ("carriers") and marketed products and services to subscribers through direct sales forces. As the market for wireless services has expanded, additional channels of distribution have evolved, including companies that do not build and maintain their own networks but instead purchase network services from carriers on a wholesale basis in order to resell wireless services to subscribers ("resellers"). Many carriers also operate as resellers in certain geographic markets where they outsource network services to another carrier to expand their coverage and capacity without additional network infrastructure investment.

    Increased consumer demand for wireless services has resulted in greater competition for subscribers and emphasis on direct sales and marketing to non-commercial users, with retail distribution emerging as an effective sales outlet for products. Expansion into consumer markets has also created opportunities for direct marketing and customer billing organizations to bundle services with other offerings and outsource the network and product support requirements to companies such as the Company. Such potential distributors of branded wireless services include utility companies, credit card companies, mail-order catalogs and televised home shopping companies.

    While the number of pagers in service has grown dramatically since the FCC authorized additional paging channels in the 1980s, increased competition has forced wireless carriers and resellers to lower their prices, with monthly average revenue per unit ("ARPU") for one-way paging services steadily declining from $16.92 in 1990 to $9.77 in 1996, according to industry sources. At the same time, competition has caused high subscriber turnover (an average churn rate of 2.8% per month in 1996, according to industry sources), requiring companies to incur a higher gross customer acquisition cost for every net subscriber added. Furthermore, consumer demands for enhanced services are requiring carriers to continually invest in expanding and upgrading their networks. The Company believes that ARPU will remain low while competition will continue to increase, requiring distribution channels to focus on cost reduction and increased marketing of value-added products and services in order to achieve increased cashflow per subscriber.

    The Company believes these trends will result in growing demand for outsourcing of fixed cost centers and capital intensive functions so that companies selling branded wireless services can achieve revenue growth while incurring costs on an as-needed basis. Outsourcing of network services has emerged as the fastest growing method of fulfilling paging services, with the reseller channel of distribution growing from 11% of total pagers in service in 1991 to 37% in 1996, according to industry sources. At the same time, high subscriber churn rates have resulted in service providers selling subscriber devices to their new customers below cost in order to add net recurring service revenue, creating an active secondary market for used and refurbished products and a need to reduce product costs. The Company believes that it is well-positioned to benefit from the trends which are driving growth in the wireless marketplace and that these trends will lead to increased outsourcing of all of the services it offers.

OUTSOURCING SERVICES FOR THE WIRELESS MARKETPLACE

NETWORK SERVICES

    The Company's one-way paging networks provide wide-area coverage and flexible service options, enabling the Company's customers to offer competitive, branded paging services to their subscribers, while incurring costs on an as-needed basis. The Company currently owns and operates paging networks in five regions of the United States, including the Southeast, Mid-Atlantic, Northeast, Midwest and North Central regions. The Company offers unique engineering support to its customers that enables carriers to directly connect their own terminal switching equipment with the Company's networks ("colocation" and "interconnection" services) in order to purchase network services from the Company. As of December 31, 1997, the Company provided network services to more than 1,500 companies, which collectively had 454,795 units in service on the Company's networks. The Company's network services customers include ten of the twenty largest paging companies in the U.S.

    The Company employs an efficient network architecture utilizing regional Technical Control Centers ("TCCs") that centrally control its networks in multiple local markets within a wide geographic region. As of December 31, 1997, the Company had six TCCs and operated paging networks in 27 markets. TCCs enable the Company to rapidly open new markets and cost-efficiently operate multiple local markets. The Company's network strategy is to provide local and regional network services, primarily on a common frequency, in the 50 largest U.S. metropolitan markets and adjacent areas. The Company's plan requires construction of only one additional TCC to service the remaining markets in its nationwide expansion strategy. In addition to supporting the Company's one-way paging networks, the TCC platform can support multiple one-way and two-way telecommunications networks. The timing and construction of the remaining TCC will depend, among other things, on customer requirements and the timing and availability of capital.

    The Company is licensed to build and operate 157.740 MHz frequency networks in numerous markets, which serves as the foundation for its local and regional paging networks. In addition, the Company has augmented its 157.740 MHz networks by purchasing and consolidating existing networks licensed on other frequencies in order to offer additional capacity and flexibility to its customers. The Company believes that its wholesale, centrally-operated network strategy enables it to achieve greater cost and usage efficiency of existing networks by consolidating them into its TCC platform.

    The Company believes that it is the largest carrier's carrier of exclusively wholesale one-way paging network services in the United States, although the number of units on the Company's networks currently represents only a small percentage of the total number of paging subscribers industry-wide.

TECHNICAL SERVICES - PREFERRED TECHNICAL SERVICES, INC. ("PTS")

    PTS provides network engineering and technical services, supporting one-way and two-way wireless technologies. PTS's services include installation of network equipment; maintenance of installed equipment and tower sites; sales of network equipment; engineering site surveys; and network equipment repair. PTS's services also include system design, Electromagnetic Energy ("EME") and Environmental Safety Industrial & Hygiene ("ESIH") testing, and project management. In 1997, PTS provided its services to over 60 companies in the U.S. as well as in Japan. PTS's customers include ten of the twenty largest paging companies, two operators of PCS services and two national network tower site owners. PTS is also an authorized sales agent of network equipment for the two largest manufacturers of wireless infrastructure.

    Consumer demand for new wireless technologies has required carriers to make on-going investments in network upgrades and expansion in order to remain competitive. PTS provides cost and capital savings alternatives to companies by enabling them to outsource their technical and engineering requirements by utilizing PTS on an as-needed basis rather than by maintaining this expertise in-house. PTS is able to maintain expertise in the latest wireless technologies by providing its services to many carriers rather than exclusively to a single carrier.

    Established in 1991, PTS was acquired by the Company in July 1996. PTS's engineering and technical expertise has enabled the Company to achieve internal cost savings in its own one-way network operations and also provided a platform to expand its offering of outsourcing services. At the time of its acquisition by the Company, PTS operated exclusively in the Southeast region and was a provider of its services primarily to the Company. PTS today operates from the Company's TCC locations, as well as several independent locations across the country. PTS intends to continue to expand nationwide by locating engineering personnel in additional markets as customer contracts may require.

PRODUCT SERVICES - EPS WIRELESS, INC. ("EPS")

    EPS provides paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management and fulfillment services. The Company believes that EPS is one of the five largest independent wireless product repair facilities in the U.S. Operating in a 57,000 square foot facility in Dallas, Texas, EPS serves more than 800 companies, including nine of the twenty largest paging companies, and in 1997, processed more than one million pager and cellular devices for its customers.

    Increased competition for subscribers has resulted in service providers selling new pager and cellular products to their customers below cost in order to add recurring subscriber service revenue. With declining service ARPU and subscriber churn requiring that the gross number of product units sold must be greater than the number of net subscriber unit additions, companies require cost-effective product solutions that enable the resulting service revenue stream to be profitable. Subscriber churn combined with the continued introduction of new product technologies has created a growing market for recycled and refurbished product. This has created a significant opportunity for EPS to repair and refurbish its customers' existing inventory as well as to source, refurbish and sell products for its customers.

    Established in 1987, EPS was acquired by the Company in December 1996. EPS provided a further expansion of the Company's outsourcing services platform by enabling it to provide product and inventory solutions to companies in the wireless marketplace. Additionally, EPS's product sourcing capabilities, repair services and inventory management and fulfillment expertise have enabled the Company to offer expanded product services to its network customers and to achieve overall internal product cost reductions.

STRATEGY AND CUSTOMERS

    The Company's strategy is to create customer value as a leading provider of high-quality, cost-effective outsourcing solutions to companies in the wireless marketplace. The Company supports the growth of its customers by enabling them to focus their capital resources on sales and marketing of value-added, branded wireless services to subscribers, while purchasing network, technical and product services from the Company on an as-needed basis. The Company believes its strategy enables its customers to compete more effectively for subscribers and to increase their cashflow contribution per subscriber.

    Consolidation in the paging industry has resulted in fewer, larger providers of branded wireless services. The Company's strategy of providing multiple outsourcing services has enabled it to increasingly serve large national companies that seek sophisticated single-source solutions. Twelve of the twenty largest paging companies currently purchase services from the Company, with each of the five largest paging companies today purchasing all three of the Company's services. The Company currently serves a total of over 2,400 companies, including one-way and two-way wireless carriers, resellers and manufacturers.

NETWORK SERVICES

    The Company's network customers and potential network customers include any type of organization that offers or seeks to offer branded paging and other wireless services. These organizations generally fall into one of four broad categories:

    - large carriers whose principal business is to sell paging services in multiple markets;

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

    The Company believes that by enabling companies to purchase network services on an as-needed basis, the Company's customers are able to focus more capital resources on sales and marketing. Accordingly, the Company believes its customers are able to compete more effectively and profitably for subscribers.

    The Company groups its network customers into three principal categories based on the nature of the services it provides: (i) traditional, or non-facilities-based, resellers that purchase both airtime and switching services from the Company on a fixed monthly per unit basis; (ii) "colocation/interconnection" customers that utilize their own switching equipment and purchase only airtime from the Company on a fixed monthly per unit basis; and (iii) companies that utilize both switching and airtime services of the Company to provide "caller pays" service, pursuant to which the initiator of each page (the "caller") is charged on their telephone bill and the local telephone exchange carrier in turn pays the Company a percentage of the amount collected for the actual number of billable pages per month from the caller, rather than a fixed monthly charge.

    - TRADITIONAL RESELLERS. Traditional resellers do not own their own terminal switching equipment or procure their own telephone numbers from local exchange carriers. Traditional resellers route their subscriber paging traffic through the Company's TCCs, utilize local telephone numbers procured by the Company and purchase airtime on the Company's networks from the Company. The Company charges its traditional reseller customers a monthly fixed price per unit in service based on a number of factors, including type of paging service, extent of coverage area, unit volume and utilization of switch-based, value-added services such as voice mail and custom prompts. These customers generally consist of local and regional resellers.

    - COLOCATION/INTERCONNECTION CUSTOMERS. Colocation/interconnection customers own their own terminal switching equipment and procure their own telephone numbers from local exchange carriers. These customers purchase airtime and, in the case of colocation customers, terminal equipment maintenance services from the Company. These customers either locate their switching terminal equipment in the Company's TCC facilities (colocation), or remotely connect their equipment to the Company's TCC through a direct circuit, such as a telephone line or satellite link (interconnection). By owning their own switching equipment and procuring their own telephone numbers, colocation/interconnection customers are able to maintain flexibility in the design of their terminal-based service offerings, such as custom prompts and voice mail services. The Company incurs minimal marginal cost in supplying only airtime to its colocation/interconnection customers and therefore charges these customers substantially less per unit in service per month than it charges its traditional reseller customers. Additionally, because colocation customers physically install their terminal switching equipment at one of the Company's TCCs and obtain terminal maintenance services from the Company, the Company believes that these customers are able to reduce their own switch maintenance and facility costs. Colocation/interconnection customers generally consist of larger resellers and paging carriers.

    - CALLER PAYS CUSTOMERS. The Company's caller pays customers interface with the Company's TCCs in a similar fashion to that of traditional resellers in that they utilize telephone numbers procured by the Company from the local exchange carriers which are then routed through Company-owned switching equipment. Consumers of caller pays service purchase a pager unit from one of the Company's customers but do not receive any monthly subscriber bill. Each time a call is sent to the pager a charge appears on the caller's monthly telephone bills. The Company is then paid by the local telephone exchange carrier based upon a percentage of the amount collected for the actual monthly number of billable pages on the Company's networks, rather than a fixed monthly charge. The Company's caller pays customers include traditional resellers as well as non-traditional distributors of paging services, such as utility companies and distributors of mass-market consumer products and services.

TECHNICAL SERVICES

    The Company provides its technical services through PTS. PTS's services include installation of network equipment; maintenance of installed equipment and tower sites; sales of network equipment; engineering site surveys; and network equipment repair. PTS's services support one-way and two-way paging technologies, and PCS services, as well as network tower site owners.

    PTS's customers consist of manufacturers, wireless carriers and network site owners who contract with the Company to install equipment or maintain their sites. PTS provides cost and capital savings alternatives to its customers by enabling them to outsource technical requirements on an as-needed basis, which the Company believes enables them to focus more capital resources on sales and marketing of their respective customer products and services. PTS's customers are also able to benefit from PTS's investments in maintaining state-of-the art technology expertise and various regulatory certifications.

    PTS serves many of the same carriers that purchase colocation/interconnection network services from the Company. In addition, because the Company's TCCs can support multiple one-way and two-way telecommunications networks, PTS also provides maintenance to companies that house terminals in one of the Company's TCCs in order to offer other wireless services operating on their own networks. PTS's customers include ten of the twenty largest paging carriers; two operators of PCS services; and two national network tower site owners. PTS is the exclusive authorized repair facility for the first generation wireless paging terminal manufactured by Glenayre Electronics Inc. ("Glenayre"). PTS is also an authorized provider of repair and maintenance of the Unipage terminal for Motorola, Inc. ("Motorola"). PTS provides its engineering services to Glenayre under an annual maintenance contract and typically contracts with other customers on a project-by-project basis.

PRODUCT SERVICES

    The Company provides its product services through EPS. EPS's customers consist of carriers, resellers and agents that market branded wireless products and services. The Company believes these customers are able to benefit from the Company's sophisticated repair facilities, inventory management systems and product fulfillment resources and therefore are able to offer expanded product options to their subscribers and reduce their own product costs. EPS also provides repair services directly to wireless equipment manufacturers.

    EPS employs automated information management systems to track customer inventory and is able to receive, service and ship thousands of pager and cellular devices per day. Accordingly, EPS is well positioned to serve the needs of large companies that provision and handle a significant daily volume of product and are seeking cost reduction alternatives. In addition, EPS serves many of the same customers that purchase pagers to add service units to the Company's paging networks.

GROWTH STRATEGY

    The rapid expansion of the wireless marketplace provides significant growth opportunities for each of the Company's three lines of business: network services, technical services and product services. Increasing consumer adoption of wireless services and continued expansion of distribution channels is resulting in greater competition for subscribers. The Company believes its outsourcing service offering positions it to serve all of these companies by providing cost reduction alternatives and enabling companies to invest more of their capital in sales and marketing of branded products and services to their customers. The Company believes this enables its customers to cost-effectively increase their revenue and cashflow per subscriber.

    SELL MULTIPLE SERVICES. The Company focuses on providing multiple services to its customers and markets outsourcing programs to large companies that are seeking single-source solutions. 1997 was the Company's first full year of operations for PTS and EPS, which were acquired by the Company during July 1996 and December 1996, respectively. The Company's cross-selling efforts have resulted in Company-wide customer relationships, with each of the five largest paging companies purchasing all three of the Company's services.

    EXECUTE REGIONAL AND NATIONAL CONTRACTS. The Company is focused on executing regional and national contracts in each of its three business lines. The Company's historical investments in network expansion have enabled it to execute multi-market contracts to serve large carriers and resellers. In the case of PTS, the Company is focused on establishing contracts with national companies that provide increased revenue potential as PTS expands its number of service locations to address its customers' needs in additional markets. Similarly, in the case of EPS, the Company is focused on serving large companies that have high unit volume requirements for repair, product fulfillment and inventory management.

    NETWORK FOCUS ON COLOCATION/INTERCONNECTION SERVICES. The Company is primarily focused on building its colocation/interconnection customer base for network services, which the Company believes tends to consist of larger customers since they have invested in terminal switching equipment and related equipment themselves, and are therefore more likely to enter into and maintain longer term relationships with the Company. In addition, these larger companies generally have additional outsourcing requirements and tend to purchase multiple services from the Company. Generally colocation/interconnection accounts produce lower revenues per unit in service, but the Company's costs associated with servicing these accounts are lower.

    COMPLETE NATIONWIDE BUILD-OUT OF NETWORKS. The Company intends to expand its network operations on a nationwide basis to provide local and regional paging network services in the 50 largest U.S. metropolitan markets and adjacent areas, primarily on one or more common frequencies. As of December 31, 1997, the Company operated paging networks in 27 markets in five major U.S. regions: the Southeast, Mid-Atlantic, Northeast, Midwest and North Central. The Company currently has six TCCs, which enable it to rapidly open new markets and cost-efficiently operate multiple local markets. The Company believes its nationwide expansion plan requires the addition of only one additional TCC. The timing of constructing this final TCC and expansion into additional network markets will depend, among other things, on customer requirements and the timing and availability of capital.

    MAKE SELECTED ACQUISITIONS. The Company has historically made selected acquisitions of networks as well as acquisitions of additional outsourcing services companies that have enabled the Company to expand its service offering and customers served. In the case of its networks services business, the Company has purchased existing paging networks and related licenses to supplement its local and wide-area 157.740 MHz networks, which serve as the foundation for its local and regional paging networks. By selling their network assets to the Company, retaining their subscriber customers, and subsequently purchasing network services from the Company, operators can focus their resources on sales and marketing, enabling them to compete more effectively for subscribers. The Company has also purchased networks in which the Company assumed the customer bases, in instances where the purchased network served the reseller channel of distribution. The Company has not purchased direct subscriber bases which would result in its competing with its customers for subscribers.

    As of December 31, 1997, the Company had completed 25 network purchases in 14 markets, 9 of which were on frequencies other than 157.740 MHz, including
152.60 MHz, 152.84 MHz, 158.10 MHz, 462.80 MHz, 462.825 MHz, 931.2625 MHz, and
931.3125 MHz. As of December 31, 1997, one additional network acquisition was pending. The Company may continue to pursue such purchases in the future. In addition to the purchase of network assets and related licenses, the Company may also pursue the acquisition of FCC licenses on specific frequencies for which a network has not yet been constructed. The Company may also make selected non-network related acquisitions; however, there were no such acquisitions pending at December 31, 1997.

OPERATIONS

NETWORK DESIGN AND OPERATIONS

    HUB AND SPOKE ARCHITECTURE. The Company controls its local and regional networks from TCCs located centrally within wide geographic regions. Each TCC is a switching center, housing paging terminals, satellite facilities, network monitoring systems, local and long distance telephone lines, and emergency power backup. Each TCC has the capability, via satellite transmission, to monitor any other TCC operation. Furthermore, the Company's network operating expenses are reduced by centralizing engineering, telephone access and technical and maintenance support in the TCCs.

    The TCCs are linked to each other via digital satellite channels, which provide low-cost, flexible transmission. Each TCC is connected to Remote Points of Presence ("R-POPs"), located in other cities, which house local telephone lines, power back-ups and alarm systems. Each R-POP is connected to a TCC via a dedicated T-1 circuit that transports local paging traffic from the R-POP city to the TCC for central processing. The T-1 lines enable TCCs to process telephone numbers that are local to the R-POP city. The T-1 connections between TCCs make possible certain network redundancies and provide fully integrated engineering, billing and customer support capabilities. The satellite up-link station at each TCC transmits the paging traffic to other TCCs and to satellite-controlled transmitters and networks, allowing the Company to extend its network coverage beyond the metropolitan areas in which the TCCs and R-POPs are located more rapidly and economically.

    HIGH-POWER 157.740 MHZ FREQUENCY/MULTIPLE FREQUENCY UTILIZATION. In 1990, the FCC authorized the 157.740 MHz frequency for high-power, wide-area paging transmission on a non-exclusive basis. Historically, the 157.740 MHz frequency was used for small paging networks to service local customers, such as hospitals and small businesses. The Company is licensed to build and operate 157.740 MHz frequency networks, which serves as the foundation for its local and regional paging networks. Implementation of the Company's strategy, however, does not depend on the exclusive use of the 157.740 MHz frequency. In those areas where
157.740 MHz networks are already operating, the Company intends either to purchase those networks or to enter into co-channel sharing arrangements with the paging carriers in accordance with FCC rules and regulations. The Company has also selectively purchased and consolidated existing network assets and acquired licenses on the 150 MHz, 450 MHz and 900 MHz bands to provide greater customer flexibility in densely populated markets and may continue to do so in the future.

    The Company estimates that there are thousands of separately owned paging networks in the United States. Many of these networks were built by small carriers and special purpose operators (such as hospitals and universities) that are unable to invest, or have elected not to invest, in upgraded network facilities to meet current subscriber demand. By selling their network assets, transferring their FCC licenses to the Company and purchasing network services from the Company as a reseller, these operators can focus their resources on increasing their subscriber units in service. Once purchased, these networks are modified by the Company, as necessary, to ensure that they meet the Company's standards, and are integrated into the Company's TCC operating platform.

PTS OPERATIONS

    PTS operates from regional offices located throughout the United States, including the Company's TCCs as well as several independent locations. Operating from these offices, PTS provides engineering and technical services to its customers on a project basis or through maintenance contracts.

    PTS's multi-city operations enable it to serve national customers who seek a single point of contact with consistent quality of service in multiple markets. By establishing a local presence through regional offices, PTS has the flexibility to be responsive to its customers' needs, allowing wireless carriers and site owners to work directly with PTS field engineers and technical staff. In instances where a customer requires additional resources for a large project or for an emergency situation, PTS can draw personnel from its other locations to fulfill the scope of work.

    PTS invests in state-of-the-art tools and test equipment in order to provide accurate analysis and service work to its customers. PTS's engineers and technicians are available for on-call emergency services and are fully trained and experienced in each of the services they provide. The Company believes that this enables PTS to reduce the amount of down time a carrier or site owner may have.

EPS OPERATIONS

    EPS operates three primary business units: pager and cellular product repair services; pager and cellular product sales; and pager and cellular inventory management and fulfillment. Each operating unit is supported by an automated inventory production and tracking system which provides customers with detailed invoicing and shipping information.

    The Company believes EPS is able to achieve cost-efficient, high volume repair production by utilizing a combination of automation, skilled technicians and technical support staff. Additionally, the Company believes that EPS's monthly unit volume enables it to achieve a lower cost of parts than many of its smaller competitors. The Company believes that its efficiencies enable it to be cost competitive in serving the high volume needs of large wireless companies.

    EPS's product sales unit serves as a sourcing and placement arm for its customers that are seeking to either sell excess pager or cellular inventory or are in need of obtaining specific product. EPS's repair unit also provides internal support to its product sales unit when repair or refurbishment of product is required prior to its sale to a customer.

    In addition to managing the daily inbound and outbound flow of product to support its repair and product sales business units, EPS provides its customers with an alternative solution for inventory management and distribution. These solutions include housing, sorting and shipping its customers' own inventory by stock keeping unit ("SKU"), shipping inventory to its customers' branch or customer locations, and disposing of obsolete equipment.

SALES, MARKETING AND CUSTOMER SERVICE

    As an outsourcing company, the Company does not market any of its services directly to end users and therefore does not compete with its customers for their subscribers. The Company provides selling, marketing and customer service directly to relatively few network customers (currently approximately 1,500) rather than directly to its customers' many subscribers who have units on the Company's networks (454,795 at December 31, 1997) and therefore has relatively fewer sales, marketing and customer service personnel. Additionally, although EPS processed over one million subscriber devices in 1997, it provided these services to approximately 800 companies, rather than directly to their subscribers. Similarly, PTS provides its services to companies, rather than to subscribers.

    Each of the Company's three business lines employs sales personnel dedicated to that business line. In addition to dedicated sales activity, as the Company is increasingly providing multiple services to the same customers, the Company is also establishing corporate-level sales and marketing efforts that are focused on major customer account activity across each of the Company's business lines.

NETWORK SERVICES

    Network services sales personnel are geographically positioned in markets within and adjacent to the Company's TCCs, with the Company's network customer service group providing "home office" support. The Company's engineering professionals also support sales and marketing efforts with the Company's colocation and interconnection customers to address the technical requirements associated with these customers' direct interfaces with the Company's networks.

TECHNICAL SERVICES

    PTS markets its services primarily through referrals from other customers, and through the business development efforts of its President and its staff engineers that are located in field offices. In addition, PTS focuses on establishing contracts with large national companies, so that by continuing to expand its number of engineers and the markets in which it operates, it can increase the amount of services it provides to existing as well as new customers.

PRODUCT SERVICES

    EPS markets its services primarily through the efforts of its sales personnel and senior management. EPS participates as an exhibitor at industry trade shows, advertises in trade magazines and solicits customer referrals to generate new sales activity. EPS's sales personnel are focused specifically on either cellular sales or pager sales and are also responsible for sourcing and selling new, used and refurbished pager and cellular equipment. EPS markets its repair and inventory management and fulfillment sales activities jointly, as the Company believes that management and fulfillment of its customers' inventory is a natural extension of its repair services. In addition, EPS employs a team of customer services representatives to respond to customer inquiries and provide support to sales representatives for customer product repair and order shipment status.

PRODUCTS AND EQUIPMENT

    The Company does not manufacture any pagers, cellular telephones, transmitters, paging terminals or other equipment used in the Company's business. The Company purchases pagers, cellular telephones and network equipment for sale to its customers. The Company currently purchases new pagers from Motorola, NEC America, Inc. and Samsung Electronics Company Ltd., among others, and achieves cost savings through volume purchases. EPS purchases new pager and cellular inventory from both manufacturers and resellers who may have excess supply, and purchases used product from resellers and other retailers, then resells it to other companies on an "as is" or refurbished basis. PTS purchases network equipment for the Company's own networks as well as for resale to customers from Motorola and Glenayre. The Company anticipates that network equipment, pagers and cellular telephones will continue to be available from these suppliers in the foreseeable future.

COMPETITION

    The wireless industry is highly competitive and has few barriers to entry. Companies in the industry generally compete on the basis of price, and quality, and in the case of network services, on the basis of coverage area, speed of transmission, system reliability and service. Many of the Company's network services competitors currently offer broader geographic coverage than that provided by the Company's existing networks. Several companies offer national paging services to their subscribers. By contrast, the Company markets network services primarily on a local or regional level. The Company also competes with numerous other local, regional and national paging companies. In addition, the United States Congress and the FCC have authorized the use of newly-allocated spectrum for mobile and portable radio communications services, including specifically for narrowband PCS. Through its auction process, the FCC has issued some narrowband PCS licenses, and the licensees are in the process of constructing their facilities. Some of the primary uses envisioned by narrowband PCS licensees are advanced voice paging and two-way acknowledgment paging. It is expected that companies offering narrowband advanced paging will compete with one-way paging companies. In addition, some companies may utilize their broadband PCS licenses to offer paging services in conjunction with other offerings. Additional competitors may enter markets served or proposed to be served by the Company. PTS and EPS each compete with wireless equipment manufacturers and independent providers of similar services, primarily on the basis of quality, price, and service.

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

    The Company has FCC licenses, or licenses pending, to build and operate high power PCP 157.740 MHz frequency networks in numerous markets. The FCC frequency coordination process is an interim step imposed by the FCC on all PCP license applications prior to filing with the FCC. In addition, the Company has FCC licenses to operate nonexclusive PCP 462.825 MHz and 462.800 MHz frequency networks in the Atlanta metropolitan area, exclusive RCC 158.10 MHz, 152.60 MHz and 152.840 MHz frequency networks in certain areas in Florida, New York and Georgia, an exclusive RCC 931.2625 MHz frequency network in Florida, and an exclusive RCC
931.3125 MHz frequency network in New York. The FCC licenses set forth the technical parameters, such as signal strength and tower height, under which the Company is authorized to use those frequencies.

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

EMPLOYEES

    On December 31, 1997, the Company had 296 employees; 52 in administration, 53 in marketing and sales, 62 in engineering and operations and 129 in product repair. The Company's employees are not unionized, and the Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

    The Company leases a total of approximately 43,000 square feet of office space in two different locations, including Norcross, Georgia, and Syosset, New York and 57,000 square feet of office and repair facility space in Dallas, Texas. The Company also currently leases a total of approximately 36,000 square feet at six different locations for its TCCs. The Company has approximately 554 site and tower leases for the operation of its network transmitters and other equipment on commercial broadcast towers and at other fixed sites. These leases expire at various dates from 1998 to 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company at March 23, 1998:

NAME                                                                    TITLE                             AGE
----                                                                    -----                             ---
Mark H. Dunaway...........................    Chairman of the Board of Directors, Chief Executive
                                                 Officer and Treasurer                                     52
Michael J. Saner..........................    President and Director                                       56
Kathryn Loev Putnam.......................    Senior Vice President and Chief Financial Officer            33
Eugene H. Kreeft..........................    Executive Vice President of Engineering                      48
Mark B. Jones.............................    Vice President of Legal Affairs and Secretary                40
Gary E. Park..............................    Vice President of Sales                                      50

    Mark H. Dunaway, a founder of the Company, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since 1991. From 1986 to 1994, he served as the Chairman and Chief Executive Officer of The Beeper Company of America, Inc., a company he founded. The Beeper Company of America, Inc. provided paging services to more than 60,000 subscribers before it was sold in 1994 to Arch Communications Group, Inc. During 1987, Mr. Dunaway founded Dunaway Enterprises, Inc., a consulting company which supplied management consulting services to British Telecom's paging operations in the United Kingdom and other companies, and served as its Chief Executive Officer and Chairman from 1987 to 1994. Mr. Dunaway also served as President of British Telecom's paging subsidiary in New York and Chairman of the Board of Directors of Metrocast Inc. in San Diego, California, one of British Telecom's investments in the United States. From 1982 to 1985, Mr. Dunaway served as President of A Beeper Company Associates, a national paging and cellular service company which he founded, which serviced more than 200,000 pagers and had more than $60 million in annual sales in 1985. A Beeper Company Associates served as the sales and marketing agent for paging services for 14 of the 22 domestic Bell operating companies and as the cellular service reseller for all of the domestic Bell operating companies, until its sale to Bell Atlantic Corporation in 1985. Mr. Dunaway has served on a number of committees for the Personal Communications

Industry Association ("PCIA"), the wireless industry trade association. Mr. Dunaway was a minority shareholder and a director of EPS prior to its acquisition by the Company in December 1996.

    Michael J. Saner, a founder of the Company, has been President and a director of the Company since 1991. From 1991 to 1993, Mr. Saner served as President of Paging Services, Inc. ("PSI"), a paging-related repair, maintenance, installation and sales company he founded and for which he served as a director until 1996, which is a distributor for Glenayre and the exclusive repair facility in the United States for portions of the Glenayre terminal product line. PSI was acquired by the Company in July 1996 and is now known as PTS. From 1988 to 1990, he was also President of IAX, Ltd., a computerized automobile brokerage firm he founded. From 1984 to 1990, Mr. Saner served as President of Message World, Inc., a voice mail and paging company he founded, with offices in Atlanta, Baltimore, Houston, and Washington, D.C. In 1990, Mr. Saner acquired the operating assets of Message World, Inc. and until 1997 served as President of that business, which operated as Saner Communications Inc. ("SCI"). From 1980 to 1985, Mr. Saner was employed by BBL Industries, Inc., a paging equipment manufacturer, as Executive Vice President of Sales and Marketing and then as President and Chief Operating Officer. From 1971 to 1980, he was employed by Motorola, eventually serving as district manager for the utility market. From 1986 to 1988, Mr. Saner served as President of the Georgia Association of Telemessaging Services, and served from 1992 to 1993 as a member of the Board of Directors of the Association of Telemessaging Services International.

    Kathryn Loev Putnam has been Senior Vice President and Chief Financial Officer of the Company since July 1997 and was Vice President of Corporate Development of the Company from April 1996 to June 1997. From 1994 to March 1996, Ms. Putnam was employed by Legg Mason Wood Walker, Inc., an investment banking and stock brokerage firm, where she served as Vice President in the Corporate Finance Department. From 1991 to 1994, Ms. Putnam served as Assistant Vice President in the Corporate Finance Department of Janney Montgomery Scott Inc., an investment banking and stock brokerage firm.

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

    Gary E. Park has served as Vice President of Sales of the Company since December 1996. Before joining the Company, he was employed by Mtel's subsidiary SkyTel, a nationwide paging company, from 1992 to 1996. While at SkyTel, Mr. Park held the position of Vice President - General Sales from 1995 to November 1996, responsible for resellers, strategic partnerships, agents and new business distribution within the United States and was Vice President - Major/National Accounts from 1992 to 1995, establishing SkyTel's major/national accounts direct sales organization. Prior to his employment with SkyTel, Mr. Park worked for Sprint, a telecommunications company, from 1981 to 1992, serving as a Vice President and General Manager of Business Services from 1988 to 1992 and Regional Sales Director from 1986 to 1988.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND DIVIDEND INFORMATION

    Since March 1, 1996, the Company's Common Stock has traded on the Nasdaq Stock Market's National Market under the symbol "PFNT." Prior thereto, there was no established public trading market for the Common Stock.

    Set forth below are the high and low sales prices for the shares of the Company's Common Stock in 1996 from March 1, 1996, the date of the Offering through the end of the first quarter of 1996, and for each full quarterly period thereafter in 1996 and 1997.

                                                         1996                   1997
                                                         ----                   ----
QUARTER ENDED                                      HIGH        LOW        HIGH        LOW
-------------                                      ----        ---        ----        ---
March 31.....................................   $ 10.25     $ 9.00      $ 6.25     $ 2.50
June 30......................................      9.25       7.25        3.13       1.88
September 30.................................      9.25       5.75        3.00       1.88
December 31..................................      9.00       5.75        2.38       1.00


    On March 23, 1998 there were approximately 1,100 stockholders of the Company, based on the number of holders of record and an estimate of the number of individual stockholders represented by securities position listings.

    Since organization, the Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of dividends paid with respect to previously outstanding Redeemable Convertible Preferred Stock.

    The Company instead intends to retain all working capital and earnings, if any, to use in the Company's operations and the expansion of its business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

    The Company's credit facilities contain covenants which, among other things, prohibit the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

    In May 1997, the Company acquired substantially all the assets of Fast Communications, Inc. for approximately $70,000. The Company issued 27,283 shares of Common Stock to one accredited investor.

    In May 1997, the Company acquired substantially all of the assets of Drexler Corporation for $30,000. The Company issued 11,692 shares of Common Stock to one accredited investor.

    In June 1997, the Company received $15 million from the sale of 10 million shares of Class A Redeemable Preferred Stock and warrants to purchase 11.5 million shares of Common Stock to seven accredited investors. The warrants are exercisable at a price of $1.50 per share.

    All of these transactions were exempt from the Securities Act of 1933 by reason of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial and operating data as of and for each of the five years in the period ended December 31, 1997 are derived from the consolidated financial statements and other records of the Company. The data should be read in conjunction with the consolidated financial statements and related notes and other financial information included herein.

                                                                               YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------
                                                              1993          1994        1995         1996         1997
                                                         -------------------------------------------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE, UNIT AND ARPU AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues
  Network services ..................................... $     937     $   1,959   $   3,549    $   6,121    $  12,456
  Product sales ........................................     1,412         2,097       3,651        5,818       13,603
  Other services .......................................        24            26         153        1,411        9,922
                                                         -------------------------------------------------------------
    Total revenues .....................................     2,373         4,082       7,353       13,350       35,981
                                                         -------------------------------------------------------------
Cost of revenues
  Network services .....................................       523           977       1,768        4,621        8,316
  Product sales ........................................     1,402         2,103       4,558        8,329       13,553
  Other services .......................................        --            --          --          662        9,140
                                                         -------------------------------------------------------------
    Total cost of revenues .............................     1,925         3,080       6,326       13,612       31,009
                                                         -------------------------------------------------------------
Gross margin ...........................................       448         1,002       1,027         (262)       4,972
Selling, general and administrative expenses ...........       868         1,506       3,180        8,338       16,030
Other expenses .........................................        --            --          --           --          278
Depreciation and amortization ..........................       267           492         764        2,479        6,993
                                                         -------------------------------------------------------------
    Operating loss .....................................      (687)         (996)     (2,917)     (11,079)     (18,329)
Interest expense .......................................      (158)         (337)       (317)        (242)      (1,277)
Interest income ........................................        --             7         364        1,122          454
                                                         =============================================================
    Net loss ........................................... $    (845)    $  (1,326)  $  (2,870)   $ (10,199)   $ (19,152)
                                                         =============================================================
Net loss per share of Common Stock (1) ................. $    (.24)    $    (.32)  $   (1.75)   $    (.91)   $   (1.26)
Weighted average number of common shares used in
  calculating net loss per share of Common Stock (1) ...     3,493         4,088       4,138       12,815       16,060

OTHER NETWORK OPERATING DATA:
Reseller units (at end of period) ......................    34,129        61,055     129,983      186,482      304,133
Colocation/interconnection units (at end of period) ....        --         3,393      23,918       89,236      150,662
                                                         -------------------------------------------------------------
    Total units in service .............................    34,129        64,448     153,901      275,718      454,795
Units under agency agreement (at end of period) ........        --            --          --       86,763           --
                                                         =============================================================
    Total units ........................................    34,129        64,448     153,901      362,481      454,795
                                                         =============================================================

Average revenue per unit (ARPU)(2) ..................... $    3.69     $    3.38   $    2.94    $    2.48    $    2.49

EBITDA(3) .............................................. $    (420)    $    (504)  $  (2,153)   $  (8,600)   $ (11,336)
Capital expenditures (including network asset purchases)     2,053     $   1,166   $   4,226    $  16,495    $   7,812

                                                          ------------------------------------------------------------
                                                                                   DECEMBER 31,
                                                          ------------------------------------------------------------
                                                              1993          1994        1995         1996         1997
                                                          ------------------------------------------------------------
BALANCE SHEET DATA:                                                               (IN THOUSANDS)
Current assets ......................................... $     522     $   1,236   $  11,757    $  30,725    $  14,748
Property and equipment .................................     2,699         3,375       6,885       21,559       25,569
Total assets ...........................................     3,235         4,650      20,046       66,125       66,233
Notes payable, including current portion ...............     2,379         2,998       5,413       17,025       19,782
Redeemable preferred stock .............................        --         1,155      21,659           --       13,956
Stockholders' equity ...................................       457          (669)     (7,806)      40,583       27,773

(1) All net loss per share amounts were computed and restated, in the case of 1997 and prior periods, using the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98. Basic and diluted amounts are identical. See note 1 to the consolidated financial statements included elsewhere herein.

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

OVERVIEW

    The Company provides outsourcing services to the wireless industry and currently provides services to more than 2,400 companies, including twelve of the twenty largest paging companies, the two largest manufacturers of wireless network infrastructure, and one of the two largest cellular product manufacturers. The Company commenced operations in 1991 as a carrier's carrier of one-way paging networks, whereby the Company's customers purchase and resell airtime on the Company's networks to their subscribers. During the second half of 1996, the Company broadened its service offerings and expanded its customer base through two acquisitions of businesses which provide non-network based services. In July 1996, the Company acquired PTS, a provider of network equipment installation, maintenance and engineering services, supporting one-way and two-way wireless technologies, including PCS services. In December 1996, the Company acquired EPS, a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management and fulfillment services. 1997 was the first full year in which the Company operated all three of its business lines: network services, technical services and product services.

    Historically, the Company's operating expenses and capital expenditures have increased as it has pursued its nationwide expansion of networks, which require upfront capital investment for the installation of paging equipment and network facilities. Such investments and related operating expenses have resulted in net losses, negative cash flows from operations and negative EBITDA, although the Company has experienced positive cash flow from operations and positive EBITDA in many of the local markets in which it operates. These losses and negative cash flows have been offset in part in 1996 and in 1997 by the Company's technical services offered through PTS and its product services offered through EPS, which have not generally required the same upfront expenses and capital investment as its network operations. The combination of the three business lines, as well as the later stage of the Company's network build-out strategy, resulted in a positive overall company gross margin of 13.8% in 1997 compared to negative 2.0% in 1996. In addition, because the Company does not market directly to end-users, it does not incur subscriber-related sales, marketing and customer service expenses. Accordingly, its S,G&A expenses do not increase in direct proportion to its revenue growth and the Company has experienced a reduction in S,G&A expenses as a percentage of revenues to 44.6% in 1997 from 62.5% in 1996. The ability to generate net income, positive cash flows from operations and positive EBITDA will depend upon, among other things, the Company's ability to operate efficiently and attract customers to its networks and its customers' ability to add subscriber units to the Company's networks, and its ability to increase revenues derived from EPS and PTS. The Company intends to construct only one additional TCC and to construct additional network markets in the future to complete its nationwide expansion. However, the timing and construction of the TCC and additional markets will depend upon, among other things, customer requirements and the timing and availability of capital.

    NETWORK SERVICES. Because the Company sells network services exclusively on a wholesale basis, the revenues and expenses that the Company generates from its network operations are significantly different from those of a full-service vertically integrated paging carrier. The Company has lower revenues per unit in service than full-service vertically integrated paging carriers, but also has lower expenses per unit in service because the Company provides selling, marketing and customer support services directly to relatively few network services customers rather than directly to its customers' many subscribers who have units on the Company's networks.

    The Company derives its network services revenue principally from fixed periodic (usually monthly) fees charged to its customers for network services that its customers purchase in order to resell paging services to their subscribers. As long as a customer maintains units in service on the Company's networks, the Company's future operating results should benefit from the recurring fees charged to the customer for those units in service with minimal additional selling expenses to the Company. Although the Company is aware that its customers experience turnover in their subscriber bases ("churn"), the Company cannot accurately measure the churn rate among its customers' subscribers because the Company's services are provided on a wholesale basis to its customers.

    The markets in which the Company and its network services customers operate and plan to operate have numerous paging and other wireless service providers that compete primarily on the basis of price, geographic coverage, and quality of service. As a result, while the number of traditional one-way pagers in service has increased industry-wide since the Company commenced operations, monthly ARPU with respect to such services has declined for the Company as well as the industry. The Company expects these trends to continue and plans to mitigate the effects of declining monthly ARPU by continuing to increase the number of units in service on its networks and achieving further operating efficiencies through, among other things, its network design and economies of scale. The Company believes that as long as it is able to increase the number of customers it serves and the capacity of its networks, it will continue to benefit from economies of scale. The sales of airtime and switching services are classified as network services in the Company's financial statements.

    OTHER SERVICES. Other services include technical services provided by PTS, consisting of paging network equipment installation, maintenance and engineering services, supporting one-way and two-way paging platforms. Other services also include pager and cellular repair, refurbishment and inventory management and fulfillment services provided by EPS. Accordingly, technical service revenues and the associated cost of revenues and product repair, refurbishment and inventory management and fulfillment services revenue and associated cost of revenues are classified as other services in the Company's financial statements.

    PRODUCT SALES. The Company sells pagers to its network customers primarily as a benefit to its customers to facilitate their growth in subscribers, and not as a profit center. The Company has not and does not intend to lease pagers to its customers. As part of the Company's marketing programs to attract customers to resell on its networks and due to the competitive pricing of pagers by the industry, the Company sold pagers below its cost in 1996 and 1997. However, during 1997, the Company reduced its pager discounting programs to network customers. The Company anticipates that as its revenues from network services grow, the percentage of its total revenues derived from the one-time sale of pagers to its network customers will decrease. In addition, EPS generates revenues from sales of new, used and refurbished paging and cellular products. EPS generated a profit on its product sales in 1997, which offset, in part, the losses incurred on sales of pagers to network customers. As a result, the Company achieved a modest profit from product sales in 1997 compared to a loss of $2.5 million in 1996. Sales by the Company of pager and cellular products and the related cost of revenues are classified as product sales in the financial statements.

    During the year ended December 31, 1995, the Company derived approximately 13% of its consolidated revenues from Bailey's Communications, Inc. ("Bailey's"). Bailey's became a reseller customer of the Company following the Company's purchase of network assets from Bailey's in 1993. During the year ended December 31, 1996 Arch Communications Group, Inc. provided approximately 10% of the Company's consolidated revenues. During the year ended December 31, 1997, no customer of the Company provided greater than 10% of its revenues.

    The following definitions are relevant to the discussion of the Company's operating results.

        - Customers on its networks: The Company groups its network customers into two principal categories in its financial statements based on the nature of the services it provides:
        (i) non-facilities-based, resellers of paging services (consisting of traditional resellers and caller pays customers) and

        (ii) customers that own their own switching terminals and equipment and interconnect with the Company's TCC facilities to resell paging services to their subscribers ("colocation/interconnection" customers, generally consisting of carriers and large resellers).

    - Reseller units: Pagers in service on the Company's networks which were added by its customers that purchase airtime and switching services from the Company and in the case of caller pays customers, units that utilize both switching and airtime services of the Company for which the Company is paid by the local telephone exchange carrier.

    - Colocation/Interconnection units: Pagers in service on the Company's networks which were added by its customers that own their own terminal switching equipment and purchase airtime from the Company (carriers and large resellers).

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

    - Subscribers: The end users who own or rent pagers and receive paging services from the Company's customers. The Company does not sell or rent pagers or paging services directly to end-user subscribers.

    -   Revenues:

        (i) Network services: periodic (usually monthly) fees charged to customers for network services (airtime and switching services) which they purchase in order to resell paging services to their subscribers, based on units in service at the beginning of each month; or in the case of caller pays customers, based on actual number of billable pages;

        (ii) Product sales: revenues from the sale of paging and cellular products to customers; and

        (iii) Other services: repair and refurbishment services, inventory management fees, product fulfillment fees, technical services, maintenance fees charged to colocation customers for terminal installation and maintenance services and agency fees.

    - ARPU: The Company calculates average revenue per unit by dividing pager airtime revenues for the month by total units in service at month end. ARPU for periods greater than one month equals the average of the monthly ARPUs during the period.

    -   Cost of revenues: Cost of revenues consists of:

        (i) Cost of network services: the cost of operating technical facilities, site rental, engineering personnel and telecommunications charges, and the cost of providing terminal maintenance services to colocation customers. The incremental costs of entering a new geographic market are capitalized until the Company begins to generate revenue from the sale of network services to its customers;

        (ii)  Cost of product sales: paging and cellular products; and

        (iii) Cost of other services: cost of repair and refurbishment of paging and cellular products, inventory management services, product fulfillment, technical services and other.

    - S,G&A: Selling, general and administrative expenses include salaries, commissions and administrative costs incurred by the Company relating to sales personnel and related marketing expenses, executive management, accounting, office telephone, rents, maintenance, information services and employee benefits.

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

    The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the three years ended December 31, 1995, 1996 and 1997, as a percentage of total revenues.

                                                                                 YEAR ENDED DECEMBER 31,

                                                                        --------------------------------------------
                                                                            1995            1996            1997
                                                                        ------------    ------------    ------------
Revenues
  Network services ...................................................      48.3%           45.8%           34.6%
  Product sales ......................................................      49.6            43.6            37.8
  Other services .....................................................       2.1            10.6            27.6
                                                                        ------------    ------------    ------------
    Total revenues ...................................................     100.0           100.0           100.0
                                                                        ------------    ------------    ------------
Cost of revenues
  Network services ...................................................      24.0            34.6            23.1
  Products sales .....................................................      62.0            62.5            37.7
  Other services .....................................................       0.0             5.0            25.4
                                                                        ------------    ------------    ------------
    Total cost of revenues ...........................................      86.0           102.0            86.2
                                                                        ------------    ------------    ------------

Gross margin .........................................................      14.0            (2.0)           13.8
Selling, general and administrative expenses .........................      43.2            62.5            44.6
Other expenses .......................................................       0.0             0.0             0.8
Depreciation and amortization ........................................      10.4            18.6            19.4
                                                                        ------------    ------------    ------------
    Operating loss ...................................................     (39.7)          (83.0)          (50.9)
Interest expense .....................................................      (4.3)           (1.8)           (3.6)
Interest income ......................................................       4.9             8.4             1.3
                                                                        ------------    ------------    ------------
    Net loss .........................................................     (39.0)%         (76.4)%         (53.2)%
                                                                        ============    ============    ============
EBITDA ...............................................................     (29.3)%         (64.4)%         (31.5)%

    The table below provides information about the Company's units in service on the Company's networks by customer type.

                                                       DECEMBER 31,                       PERCENTAGE INCREASE IN
                                          -------------------------------------       --------------------------------
                                             1995         1996          1997             1995       1996       1997
                                             ----         ----          ----             ----       ----       ----
Units in service
  Reseller units .....................     129,983      186,482       304,133           112.9%      43.5%      63.1%
  Colocation/interconnection units ...      23,918       89,236       150,662           604.9%     273.1%      68.8%
                                           -------      -------       -------
  Total units in service .............     153,901      275,718       454,795           138.8%      79.2%      64.9%
Units under agency agreement .........          --       86,763            --              --      100.0%    (100.0)%
                                           -------      -------       -------
  Total units ........................     153,901      362,481       454,795           138.8%     135.5%      25.5%
                                           =======      =======       =======


RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Total revenues increased by $22.6 million, or 170.0%, to $36.0 million for the year ended December 31, 1997 from $13.4 million for the year ended December 31, 1996 due to increased revenue from all three of the Company's revenue categories: network services, product sales and other services.

    Revenues from network services increased by $6.3 million, or 103.5%, to $12.5 million for the year ended December 31, 1997 from $6.1 million for the year ended December 31, 1996. The Company has experienced an increase in network services revenue as unit growth and the associated recurring revenue stream have continued both in existing markets and in new markets as well as from the acquisition of Mercury Paging & Communications, Inc. ("Mercury"), a reseller-based paging carrier acquired in January 1997. During 1997, the Company expanded into six new markets including Charlotte, Richmond, Boston, Albany, Indianapolis, and Cleveland, for a total of 27 markets operating at December 31, 1997. Total units increased by

92,314, or 25.5%, to 454,795 from 362,481 over the prior year. Units associated with the Mercury acquisition were already included in the Company's December 31, 1996 total units in service via an agency agreement, and accordingly, these units do not impact the overall increase during 1997. ARPU increased by only $0.01 for 1997 compared to 1996. However, the Company believes that due to an anticipated increase in units in service from colocation/interconnection customers as a percentage of total units in service, its ARPU will decline in the future. The Company incurs minimal marginal cost in supplying only airtime to its colocation/interconnection customers and therefore charges these customers substantially less per unit in service per month than it charges its reseller customers.

    Revenues from product sales increased by $7.8 million, or 133.8%, to $13.6 million for the year ended December 31, 1997 from $5.8 million for the year ended December 31, 1996. The majority of the increase is due to the inclusion of a full year of revenues in 1997 from EPS, which was acquired in December 1996. The increase in revenues from product sales also resulted from growth during 1997 of sales of new, used and refurbished pager and cellular products.

    Other services revenues increased by $8.5 million, or 603.0%, to $9.9 million for the year ended December 31, 1997 from $1.4 million for the year ended December 31, 1996. The majority of the increase was due to the inclusion of a full year of revenues associated with repair and refurbishment of pager and cellular products, inventory management and product fulfillment resulting from the purchase of EPS in December 1996. Also contributing to the increase in revenue is the inclusion of a full year of revenues from PTS, which was acquired in July 1996 and provides network equipment installation services and maintenance and engineering services.

    Cost of network services increased by $3.7 million, or 80.0%, to $8.3 million for the year ended December 31, 1997 from $4.6 million for the year ended December 31, 1996, but decreased as a percentage of network services revenue to 66.8% for the year ended December 31, 1997 from 75.5% for the year ended December 31, 1996. As markets generate increased revenue, the decrease in costs as a percentage of revenue is expected due to the fixed nature of many of these expenses.

    Cost of product sales increased by $5.2 million, or 62.7%, to $13.6 million for the year ended December 31, 1997 from $8.3 million for the year ended December 31, 1996. The majority of the increase was due primarily to the inclusion of a full year of cost associated with sales of pager and cellular products by EPS. Cost of product sales as a percentage of product sales decreased to 99.6% for the year ended December 31, 1997 from 143.2% for the year ended December 31, 1996 due primarily to EPS's profits on product sales, and to a lesser extent due to decreasing cost to the Company of purchasing pagers for resale to its network customers. The Company also reduced the carrying cost of its inventory by $332,000 as of December 31, 1997 to the lower of cost or market compared to $787,000 as of December 31, 1996.

    Cost of other services increased by $8.5 million, or 1280.0% to $9.1 million for the year ended December 31, 1997 from $662,000 for the year ended December 31, 1996. The increase in costs were due to the inclusion of a full year of costs associated with repair and refurbishment of pager and cellular products and inventory management provided by EPS and paging network equipment installation services, maintenance and engineering services provided by PTS.

    S,G&A increased by $7.7 million, or 92.3%, to $16.0 million for the year ended December 31, 1997 from $8.3 million for the year ended December 31, 1996, but decreased as a percentage of total revenues to 44.6% for the year ended December 31, 1997 from 62.5% for the year ended December 31, 1996. Because the Company does not market directly to end-users, it does not incur subscriber-related acquisition costs and accordingly, its S,G&A expenses do not increase in direct proportion to its revenue growth. The increases in S,G&A reflect additional sales and administrative cost to support the increasing number of customers and expansion into new markets associated with the Company's network services, and the additional personnel and other S,G&A costs associated with PTS and EPS.

    Other expenses were $278,000 for the year ended December 31, 1997 compared to $0 for the year ended December 31, 1996, and represent certain non-recurring severance expenses. The Company took certain cost reduction measures during the second quarter of 1997 primarily in the area of S,G&A through employee terminations.

    Depreciation and amortization increased by $4.5 million, or 182.1%, to $7.0 million for the year ended December 31, 1997 from $2.5 million for the year ended December 31, 1996 due to additional assets purchased or constructed for expansion into new markets, increased amortization of market entry costs as the Company opens new markets and they generate revenue, and amortization of goodwill related to the acquisitions of EPS, Mercury, and PTS. Depreciation and amortization increased as a percentage of total revenues to 19.4% for the year ended December 31, 1997 from 18.6% for the year ended December 31, 1996.

    Interest expense, net of capitalized amounts, increased by $1.0 million, or 427.1%, to $1.3 million for the year ended December 31, 1997 from $242,000 for the year ended December 31, 1996 due to the financing of the network buildout, borrowings related to the January 1997 acquisition of Mercury, and the interest associated with a $10,000,000 bridge loan which converted in full into Class A Redeemable Preferred Stock at the end of the second quarter but which was outstanding during most of the second quarter of 1997.

    Interest income decreased by $667,000 or 59.5% to $455,000 for the year ended December 31, 1997 from $1.1 million for the year ended December 31, 1996 due to the higher level of funds available for investment in 1996 due to the proceeds of the Company's IPO.

    Net loss for the year ended December 31, 1997 as compared to the year ended December 31, 1996 increased to $19.2 million from $10.2 million due to substantial increases in S,G&A and depreciation and amortization, as described above. The net loss attributable to common stock increased due to the increased net loss, offset by less accretion but higher dividends on the Class A
Preferred Stock as compared to the Company's previously outstanding Series A and Series B Preferred Stock.

    The net loss per share of Common Stock for the year ended December 31, 1997 increased to $1.26 from $0.91 for the year ended December 31, 1996, due to the increased net loss offset by reduced amounts of accretion on its stock. All net loss per share amounts have been restated to conform to Statement of Financial Accounting Standards No. 128 and Staff Accounting Bulletin No. 98.

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Total revenues increased by $6.0 million, or 81.6%, to $13.4 million for the year ended December 31, 1996 from $7.4 million for the year ended December 31, 1995. The increase was due primarily to an increase in network services revenue as revenues from PTS and EPS were included for only six months and one month of 1996, respectively. Units in service increased by 121,817, or 79.2%, to 275,718 from 153,901 over the same period. Total units, including units under agency agreement, increased by 208,580, or 135.5%, to 362,481 from 153,901 over the same period.

    Revenues from network services increased by $2.6 million, or 72.5%, to $6.1 million for the year ended December 31, 1996 from $3.5 million for the year ended December 31, 1995. The increase was attributable to the growth in units in service and the associated recurring revenue stream, which resulted from expansion into eight new markets (New York, Chicago, Detroit, Knoxville, Columbia, Savannah, Raleigh/Durham, and Richmond), continued growth in existing markets and from the acquisition of substantially all of the paging assets of Big Apple Paging Corporation ("Big Apple") which resulted in approximately 27,000 units from reseller relationships. The growth in units in service was offset in part by declining ARPU due to competitive pricing pressures in the industry, a continued shift to colocation/interconnection customers which were 32% of total units in service as of December 31, 1996 up from 16% as of December 31, 1995, and to a lesser extent, unit volume and airtime usage discounts. Colocation and interconnection customers generate lower ARPU to the Company because certain operating expenses customarily incurred by the Company are borne by the customer.

    Revenues from product sales increased by $2.2 million, or 59.4%, to $5.8 million for the year ended December 31, 1996 from $3.7 million for the year ended December 31, 1995. The increase in the number of pagers sold was attributable to continued expansion in existing markets and expansion into new markets. In addition, the average selling price per pager declined as a result of competitive pricing in the industry and the Company's marketing programs to attract resellers to its networks. Revenues from product sales in 1996 also included sales of new and refurbished pager and cellular products from EPS for the month of December.

    Other services revenues increased by $1.3 million, or 821.8%, to $1.4 million for the year ended December 31, 1996 from $153,000 for the year ended December 31, 1995. The increase was primarily due to revenues associated with paging network equipment installation services, maintenance and engineering services resulting from the purchase of PTS in July 1996 and revenues associated with repair and refurbishment of pager and cellular products, inventory management and product fulfillment resulting from the purchase of EPS in December 1996.

    Cost of network services increased by $2.9 million, or 161.4%, to $4.6 million for the year ended December 31, 1996 from $1.8 million for the year ended December 31, 1995. The increase was primarily attributable to the expansion into eight new markets and the increased number of units in service. Cost of network services as a percentage of network services revenue was 75.5% for the year ended December 31, 1996 compared to 49.8% for the year ended December 31, 1995, due primarily to expansion into new markets where there are fewer units in service producing revenue, while the market bears fully-loaded upfront network cost.

    Cost of product sales increased by $3.8 million, or 82.7%, to $8.3 million for the year ended December 31, 1996 from $4.6 million for the year ended December 31, 1995 due to the increased number of pagers sold. Cost of product sales as a percentage of product sales was 143.2% for the year ended December 31, 1996 compared to 124.8% for the year ended December 31, 1995 reflecting the Company's marketing programs to attract customers to its networks and the competitive nature of pricing in the industry. The Company also reduced the carrying cost of its inventory by $787,000 as of December 31, 1996 to the lower of cost or market compared to $129,000 as of December 31, 1995. The cost of product sales also includes the cost of sales of new and refurbished pager and cellular products of EPS for the month of December.

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

    S,G&A increased by $5.2 million, or 162.2%, to $8.3 million for the year ended December 31, 1996 from $3.2 million for the year ended December 31, 1995, and increased as a percentage of total revenues to 62.5% for the year ended December 31, 1996 from 43.2% for the year ended December 31, 1995. The increase reflects additional sales and administrative costs to support the increasing number of customers and expansion into new markets associated with the Company's network services, and the additional personnel associated with PTS and EPS.

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

    Interest expense decreased by $75,000, or 23.6%, to $242,000 for the year ended December 31, 1996 from $317,000 for the year ended December 31, 1995. The decrease was due to increased capitalization of interest in the amount of $196,000 on paging assets under construction in 1996. Capital expenditures were $16.5 million for the year ended December 31, 1996 compared to $4.2 million for the year ended December 31, 1995.

    Interest income increased by $758,000 or 208.3% to $1.1 million for the year ended December 31, 1996 from $364,000 for the year ended December 31, 1995. The increase represents interest income from the investment of the funds received from the IPO in March 1996.

    Net loss for the year ended December 31, 1996 as compared to the year ended December 31, 1995 increased to $10.2 million from $2.9 million primarily due to losses incurred on sales of pager products below cost and substantial increases in S,G&A, as described above. The net loss attributable to common stock increased due to the net loss offset by less accretion and lower dividends due to the March 1996 conversion of the Series A and Series B Preferred Stock.

    The net loss per share of Common Stock for the year ended December 31, 1996 decreased to $0.91 from $1.75 for the year ended December 31, 1995, due to the increased number of Common Stock shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's expansion strategy has historically required substantial funds to finance the expansion of existing operations, the expansion into new markets as part of the nationwide build-out of its networks, the purchase of network assets and related FCC licenses, capital expenditures, debt service and general corporate purposes. Because the Company's network expansion is in its later stages, the Company expects that its capital expenditures in 1998 will be reduced compared to 1996 and 1997.

    The Company's net cash used in operations was $3.9 million, $6.3 million, and $11.1 million for the years ended December 31, 1995, 1996, and 1997, respectively. The primary reason for the increase in 1997 was the increase in accounts receivable and operating expenses associated with supporting a rapidly growing business.

    Capital expenditures were $4.2 million, $16.5 million, and $7.8 million for the years ended December 31, 1995, 1996, and 1997, respectively, reflecting expansions of the Company's networks. The Company has funded its expansion in the past by equity infusions, bank and finance company debt, loans from stockholders, and vendor and seller financing.

    The Company has expanded and augmented its local and wide-area 157.740 MHz networks by purchasing and consolidating existing local network assets licensed on the 150 MHz, 450 MHz and 900 MHz frequency bands to offer additional capacity and flexibility to its customers. The timing and construction of the final TCC and additional markets will depend, among other things, on customer requirements and the timing and availability of capital. As of December 31, 1997 the Company had completed 25 network asset purchases (network equipment and related licenses), resulting in the expansion of the Company's 157.740 MHz networks into markets served by its Southeast and Northeast TCCs, and the addition of network assets in the 150 MHz, 450 MHz and 900 MHz bands in certain markets in the Southeast and Northeast United States. Three of the most significant of these were the purchase of network assets in Georgia and Florida from BellSouth Telecommunications, Inc. in the third quarter of 1995; the purchase of network assets in New York, New Jersey, and Connecticut from Big Apple in the third quarter of 1996; and the purchase of Mercury in the first quarter of 1997. As a result, the Company added additional spectrum on a local basis on radio common carrier 152.84 MHz, 152.60 MHz, 158.10 MHz, 931.2625 MHz and 931.3125 MHz
frequencies. After the 1995, 1996 and 1997 purchases, the Company was successful in negotiating contracts with the resellers of paging services, resulting in the addition of over 30,000, 27,000 and 60,000 units in service, respectively, on these networks.

    In the second quarter of 1997, the Company received a bridge loan of $10.0 million from certain of its stockholders that accrued an interest rate of 10.0% per annum. The Company sold $15 million of Class A Redeemable Preferred Stock (the "Class A Preferred") with warrants to certain stockholders, into which the bridge loan plus accrued interest was converted in full. The Class A Preferred accrues cumulative dividends at a rate of 10.0% of its original principal value per annum. The holders of the Class A Preferred were issued warrants to purchase
11.5 million shares of Common Stock at an exercise price of $1.50 per share.

    In March 1998, the Company sold $8.0 million of Class B Senior Redeemable Preferred Stock (the "Class B Preferred") with warrants to one institutional investor and certain of its existing stockholders. The Class B Preferred accrues cumulative dividends at a rate of 15.0% of its liquidation value, compounded annually. The holders of the Class B Preferred were issued warrants to purchase
5.4 million shares of Common Stock at an exercise price of $1.50 per share.

    The Company has a secured credit facility for $12.0 million of vendor financing bearing interest at the five-year U.S. Treasury rate plus 6.5% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of December 31, 1997, there was $5.9 million outstanding under this facility with $5.7 million available.

    The Company has a secured credit facility for $5.0 million to finance paging system equipment from a finance company bearing interest between 10% and 11% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of December 31, 1997, there was $4.1 million outstanding under this facility with no additional availability.

    As of December 31, 1997, the Company had a $9.25 million revolving credit facility with a financial institution, the majority of which is to be used to finance paging network acquisitions and capital expenditures. The outstanding balance under this facility bears interest either of (i) 1% plus the higher of the Federal Funds Rate for each day plus 1/2% or prime, or (ii) LIBOR plus 3.75%, at the Company's option. Interest only was payable monthly in arrears with the entire principal due in full in August 1998. Borrowings under this facility are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to debt service, minimum net worth and acquisitions, among other things. The amount outstanding under this facility as of December 31, 1997 was $9.25 million and there was no additional availability. The Company amended this credit facility in March 1998 to increase its availability for working capital purposes by $1.75 million, bringing the total facility to $11.0 million. The amendment also extended the maturity of the facility with monthly installments of principal of approximately $120,800 beginning in February 1999, with the remaining principal balance due in July 2000. The amendment also contained certain revisions to its financial covenants, including but not limited to a requirement to maintain a minimum cash balance of $4 million at all times.

    At December 31, 1997, the Company had $5.4 million invested in short-term investment grade securities at various interest rates.

    Management believes that cash and cash equivalents on hand together with the secured credit facilities described above, will be sufficient to meet the Company's working capital, capital expenditure and debt covenant requirements for at least the next 12 months without requiring additional vendor or other financing. The Company may need additional funds in the form of equity, bank debt or other debt financing in the future to execute its business plan. However, no assurances can be given that if additional funds are required, such funds will be available on terms acceptable to the Company, if at all, and the failure to obtain such funds could have a material adverse effect on the Company.

ACQUISITIONS

    In January 1997, the Company acquired the stock of Mercury and its affiliated companies for a total purchase price of $14.2 million. The transaction was accounted for as a purchase as of January 31, 1997. Of this amount, the Company paid $10.3 million in cash and issued 624,321 shares of Common Stock. Mercury was a reseller-based paging carrier in the states of New York, New Jersey and Connecticut. Prior to closing, the Company earned revenues from Mercury under an agency agreement.

    In December 1996, the Company acquired the stock of EPS for approximately $4.8 million. Of this amount, the Company paid $300,000 in cash and issued 673,524 shares of Common Stock. The transaction was accounted for as a purchase as of December 1, 1996. The Company may pay possible additional consideration of up to $5.0 million based on EPS's achievement of targeted operating performance during the two year period ending December 31, 1998. Additional consideration, if any, will be recorded as goodwill.

    In September 1996, the Company acquired substantially all the assets of Big Apple for approximately $3.8 million. Of this amount, the Company paid $1.8 million in cash and issued 290,915 shares of Common Stock. The transaction was accounted for as a purchase as of September 13, 1996. Big Apple was a reseller-based paging carrier in the states of New York, New Jersey, and Connecticut. Prior to closing, the Company earned revenues from Big Apple under an agency agreement.

    In July 1996, the Company acquired the stock of Paging Services, Inc. ("PSI") for $750,000, paid by the issuance of 58,823 shares of Common Stock and $250,000 in cash. The name of PSI was changed to Preferred Technical Services, Inc., and PTS operates as a wholly-owned subsidiary of the Company. The transaction was accounted for as a purchase as of July 1, 1996.

EFFECT OF INFLATION AND SEASONALITY

    Inflation is not a material factor affecting the Company's business. The cost to the Company of purchasing pagers has declined significantly in recent years, and this reduction in cost has been reflected in lower prices charged to the Company's customers and lower cost of product to the Company as a percentage of its product sales. General operating expenses such as salaries, employee benefits, and occupancy costs are subject to normal inflationary pressures.

    Seasonality is not a material factor affecting the Company's business although pager sales are generally higher in the fourth quarter of the year due to higher demand from the Company's customers' subscribers during the holiday season. Also in certain regions, weather delays may be a factor in PTS's revenues from network equipment installation and in the construction of the Company's networks.

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to acquisitions, construction and other business development activities, future capital expenditures, financing sources and availability and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly effect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the paging and wireless industries generally, risks relating to the Company's acquisition, construction and other business development activities, risks relating to technological change in the paging and wireless industries, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company), risks relating to the ability of the Company to obtain additional funds in the form of debt or equity relating to the availability of transmitters, terminals, network project management services and network engineering support, fluctuations in interest rates, and the existence of and changes to federal and state laws and regulations.

YEAR 2000 COMPUTER ISSUE

    Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This may cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

    The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. Although the Company's evaluation is not yet complete, the Company currently believes that most of its software is already Year 2000 compliant and the cost, if any, of modifying its remaining software will not be material, or require extensive time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND STOCKHOLDERS
PREFERRED NETWORKS, INC.

    We have audited the consolidated balance sheets of Preferred Networks, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preferred Networks, Inc. as of December 31, 1996 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                     ERNST & YOUNG LLP

Atlanta, Georgia
March  23, 1998

                            PREFERRED NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,        December 31,
                                                                               1996                1997
                                                                         ----------------    ----------------
                                     ASSETS
Current assets
  Cash and cash equivalents ............................................    $21,645,354         $ 7,562,978
  Accounts receivable, less allowance for doubtful accounts of
    $254,990 and $661,300 in 1996 and 1997, respectively ...............      2,623,741           3,969,026
  Receivables from related parties .....................................         93,397                  --
  Inventory ............................................................      5,630,478           2,890,647
  Prepaid expenses and other current assets ............................        732,431             325,130
                                                                            -----------         -----------
         Total current assets ..........................................     30,725,401          14,747,781
Property and equipment, net ............................................     21,559,407          25,569,209
Goodwill, net ..........................................................      5,779,321          13,396,459
FCC licenses, net ......................................................      4,601,792           9,544,622
Other assets, net ......................................................      3,459,416           2,974,409
                                                                            ===========         ===========
                                                                            $66,125,337         $66,232,480
                                                                            ===========         ===========

                    LIABILITIES, REDEEMABLE PREFERRED STOCK,
                            AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable .....................................................    $ 5,017,467         $ 3,091,994
  Accrued liabilities ..................................................      2,878,573             832,656
  Accrued salaries .....................................................        621,493             797,302
  Current portion of notes payable and capital lease obligations .......        995,164           2,123,248
                                                                            -----------         -----------
         Total current liabilities .....................................      9,512,697           6,845,200

Notes payable and capital lease obligations, less current portion ......     16,029,652          17,658,608

Class A Redeemable Preferred Stock, no par value, $1.50 per share liquidation preference and redemption price; 13,500,000 shares
  authorized in 1997, 10,000,000 shares issued and outstanding in 1997 .             --          13,956,123
                                                                            -----------         -----------
         Total liabilities and Redeemable Preferred Stock ..............     25,542,349          38,459,931

Stockholders' equity
  Preferred stock, no par value, 16,500,000 shares authorized in
    1997, none issued and outstanding in 1997 ..........................             --                  --
  Common Stock, no par value, 100,000,000 shares authorized in 1997,
    16,200,552 shares issued and outstanding in 1997 ...................             --          62,900,973
  Common Stock, $.0001 par value, 70,000,000 shares authorized in
    1996, 15,290,921 shares issued and outstanding in 1996 .............          1,529                  --
  Additional paid-in capital ...........................................     56,312,399                  --
  Accretion on Class A Redeemable Preferred Stock ......................             --            (245,726)
  Accumulated deficit ..................................................    (15,730,940)        (34,882,698)
                                                                            -----------         -----------
                                                                             40,582,988          27,772,549
                                                                            -----------         -----------
                                                                            $66,125,337         $66,232,480
                                                                            ===========         ===========

                             See accompanying notes.

                            PREFERRED NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                     1995            1996            1997
                                                                 ------------    ------------    ------------
Revenues
    Network services ........................................    $ 3,549,088     $  6,121,127    $ 12,456,481
    Product sales ...........................................      3,651,018        5,818,074      13,603,312
    Other services ..........................................        153,128        1,411,471       9,921,763
                                                                 -----------     ------------    ------------
             Total revenues .................................      7,353,234       13,350,672      35,981,556

Costs of revenues
    Network services ........................................      1,768,171        4,621,126       8,315,721
    Product sales ...........................................      4,557,813        8,328,771      13,552,874
    Other services ..........................................             --          662,310       9,140,428
                                                                 -----------     ------------    ------------
             Total costs of revenues ........................      6,325,984       13,612,207      31,009,023
                                                                 -----------     ------------    ------------
Gross margin ................................................      1,027,250         (261,535)      4,972,533

Selling, general and administrative expenses ................      3,179,944        8,337,963      16,030,595
Other expenses ..............................................             --               --         277,707
Depreciation and amortization ...............................        763,743        2,479,080       6,993,116
                                                                 -----------     ------------    ------------
             Operating loss .................................     (2,916,437)     (11,078,578)    (18,328,885)
Interest expense ............................................       (317,160)        (242,337)     (1,277,478)
Interest income .............................................        363,837        1,121,585         454,605
                                                                 -----------     ------------    ------------
             Net loss .......................................     (2,869,760)     (10,199,330)    (19,151,758)

Accretion of Redeemable Preferred Stock .....................     (3,289,003)      (1,121,316)       (245,726)
Redeemable Preferred Stock dividend requirements ............     (1,069,548)        (353,651)       (808,333)
                                                                 -----------     ------------    ------------
             Net loss attributable to Common Stock ..........    $(7,228,311)    $(11,674,297)   $(20,205,817)
                                                                 ===========     ============    ============

Net loss per share of Common Stock ..........................    $     (1.75)    $      (0.91)   $      (1.26)
                                                                 ===========     ============    ============
Weighted average number of common shares
  used in calculating net loss per share of
  Common Stock ..............................................      4,138,496       12,814,579      16,059,637
                                                                 ===========     ============    ============


                            See accompanying notes.

                            PREFERRED NETWORKS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                              COMMON                                 ACCRETION OF
                                              STOCK     ADDITIONAL       COMMON       REDEEMABLE
                                             ($.0001     PAID-IN         STOCK        PREFERRED     ACCUMULATED
                                               PAR)      CAPITAL        (NO PAR)        STOCK         DEFICIT         TOTAL
                                           ------------------------------------------------------------------------------------
Balance at December 31, 1994 ............. $   414    $  1,992,445     $        --   $        --   $ (2,661,850)   $   (668,991)
 Issuance of Common Stock warrants .......      --          83,750              --            --             --          83,750
 Accretion of Series A and Series B
  Redeemable Convertible Preferred Stock .      --              --              --    (3,289,003)            --      (3,289,003)
 Undeclared dividends on Series B
  Redeemable Convertible Preferred Stock
  ($64.57 per share) .....................      --      (1,069,548)             --            --             --      (1,069,548)
 Non-cash stock option compensation ......      --           7,334              --            --             --           7,334
 Net loss ................................      --              --              --            --     (2,869,760)     (2,869,760)
                                           ------------------------------------------------------------------------------------
Balance at December 31, 1995 .............     414       1,013,981              --    (3,289,003)    (5,531,610)     (7,806,218)
 Accretion of Series A and Series B
  Redeemable Convertible Preferred Stock .      --              --              --    (1,121,316)            --      (1,121,316)
 Dividends on Series B Redeemable
  Convertible Preferred Stock ($21.35
  per share) .............................      --        (353,651)             --            --             --        (353,651)
 Issuance of Common Stock upon Initial
  Public Offering ........................     345      31,152,052              --            --             --      31,152,397
 Conversion of Series A and Series B
  Redeemable Convertible Preferred Stock .     683      18,546,627              --     4,410,319             --      22,957,629
 Issuance of Common Stock upon exercise
  of stock options .......................       1          14,142              --            --             --          14,143
 Issuance of Common Stock pursuant to
  acquisitions ...........................      86       5,909,914              --            --             --       5,910,000
 Non-cash stock option compensation ......      --          29,334              --            --             --          29,334
 Net loss ................................      --              --              --            --    (10,199,330)    (10,199,330)
                                           ------------------------------------------------------------------------------------
Balance at December 31, 1996 .............   1,529      56,312,399              --            --    (15,730,940)     40,582,988
 Corporate reincorporation ...............  (1,529)    (56,312,399)     56,313,928            --             --              --
 Issuance of 828,613 shares of Common
  Stock pursuant to acquisitions .........      --              --       5,179,989            --             --       5,179,989
 Issuance of 74,000 shares of Common
  Stock pursuant to Directors' Restricted
  Stock Award Plan .......................      --              --          95,703            --             --          95,703
 Issuance of Common Stock Warrants .......      --              --       1,930,963            --             --       1,930,963
 Non-cash stock option compensation ......      --              --         181,915            --             --         181,915
 Accretion of Class A Redeemable
  Preferred Stock ........................      --              --              --      (245,726)            --        (245,726)
 Undeclared dividends on Class A
  Redeemable Preferred Stock ($0.08 per
  share) .................................      --              --        (808,333)           --             --        (808,333)
 Exercise of options .....................      --              --           6,808            --             --           6,808
 Net loss ................................      --              --              --            --    (19,151,758)    (19,151,758)
                                           ------------------------------------------------------------------------------------

Balance at December 31, 1997 ............. $    --     $        --     $62,900,973   $  (245,726)  $(34,882,698)   $ 27,772,549
                                           ====================================================================================


                             See accompanying notes.

                            PREFERRED NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                           1995            1996            1997
                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ........................................................     $ (2,869,760)   $(10,199,330)   $(19,151,758)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization ..................................          763,743       2,479,080       6,993,116
 Loss on disposal of property and equipment .....................            7,380              --          33,193
 Bad debt expense ...............................................          120,042         248,362         805,022
 Stock option compensation expense ..............................            7,334          29,334         277,618
 Changes in operating assets and liabilities:
  Accounts receivable ...........................................         (507,547)     (1,415,629)     (1,731,406)
  Receivables from related parties ..............................           (1,425)        (26,972)         93,397
  Inventory .....................................................         (706,137)     (3,759,481)      3,104,062
  Prepaid expenses and other current assets .....................         (335,893)       (109,048)        427,476
  Accounts payable ..............................................         (744,028)      3,784,690        (994,399)
  Accrued liabilities ...........................................          213,016       2,518,175      (1,126,951)
  Accrued salaries ..............................................          145,924         160,910         175,809
                                                                      ------------    ------------    ------------
Net cash used in operating activities ...........................       (3,907,351)     (6,289,909)    (11,094,821)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment ..........................................       (3,104,513)     (8,174,943)     (3,856,095)
Purchase of other assets and FCC licenses .......................       (1,421,158)     (6,568,426)     (1,599,876)
Payment for acquisitions, net of cash acquired ..................               --        (379,947)    (10,509,544)
                                                                      ------------    ------------    ------------
Net cash used in investing activities ...........................       (4,525,671)    (15,123,316)    (15,965,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings ........................................        3,463,681      10,000,000      10,000,000
Payments of borrowings ..........................................       (1,869,650)     (7,243,191)     (1,861,875)
Issuance of Redeemable Convertible Preferred Stock ..............       15,845,365              --       2,902,064
Payment of Redeemable Convertible Preferred Stock Dividends .....               --        (176,149)             --
Issuance of Common Stock upon exercise of stock options .........               --          14,143              --
Issuance of Common Stock ........................................               --      31,152,397           6,808
Issuance of Common Stock warrants ...............................           83,750              --       1,930,963
                                                                      ------------    ------------    ------------
Net cash provided by financing activities .......................       17,523,146      33,747,200      12,977,960
                                                                      ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ............        9,090,124      12,333,975     (14,082,376)
Cash and cash equivalents, beginning of year ....................          221,255       9,311,379      21,645,354
                                                                      ============    ============    ============
Cash and cash equivalents, end of year ..........................     $  9,311,379    $ 21,645,354    $  7,562,978
                                                                      ============    ============    ============


                             See accompanying notes.

                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Preferred Networks, Inc. (the "Company") provides outsourcing services to the wireless industry. The Company commenced operations in 1991 as a carrier's carrier of one-way paging networks, whereby the Company's customers purchase and resell the Company's network services to their subscribers. During the second half of 1996, the Company began to broaden its service offerings and expand its customer base through two acquisitions of businesses which provide non-network services. In July 1996, the Company acquired Preferred Technical Services, Inc. ("PTS"), a provider of wireless network equipment installation, maintenance and engineering services. In December 1996, the Company acquired EPS Wireless, Inc. ("EPS"), a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services.

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

INITIAL PUBLIC OFFERING

    In March 1996, the Company issued 3,448,000 shares of Common Stock in an initial public offering ("IPO") and received net proceeds of $32.1 million.

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

REVENUE RECOGNITION

    The Company recognizes revenue on network services when the service is provided. Revenue from the sale of pagers and cellular products is recognized when the product is shipped. Other service revenue consists of revenues generated from repair, maintenance and installation services which the Company recognizes when the services are provided. Sales to one customer approximated a total of 13% and 10%, respectively, of total sales during 1995 and 1996. No one customer provided more than 10% of sales during 1997.

CASH AND CASH EQUIVALENTS

    The Company considers short-term investments with original maturity dates of 90 days or less at date of purchase to be cash equivalents. Short-term investments are carried at cost plus accrued interest, which approximates fair market value.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are held with two financial institutions. Accounts receivable represent trade receivables and are unsecured. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORY

    Inventory includes new and refurbished pagers and cellular phones and related repair parts. The amounts are stated at the lower of cost or market, with cost of new product and repair parts being determined under the first-in, first-out (FIFO) method and the cost of refurbished products being determined principally by use of the specific identification method. Inventory has been reduced to market value at both December 31, 1996 and 1997.

PROPERTY AND EQUIPMENT

    Property and equipment, including items financed through notes payable and capital leases, is stated at cost including capitalized interest on eligible assets. Interest capitalized in 1995, 1996 and 1997 totaled $84,288, $280,749 and $781,381, respectively. The Company depreciates its property and equipment over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated useful lives range from five to seven years.

FCC LICENSES

    Federal Communications Commission ("FCC") licenses consist of costs associated with the purchase of licenses and license application fees. These amounts are being amortized over a 15 year period, using the straight-line method. Accumulated amortization at December 31, 1996 and 1997 totaled $235,967 and $864,058, respectively.

OTHER ASSETS

    Other assets include deposits with creditors and market entry costs. The Company capitalizes the incremental costs of entering a new geographical market until the Company begins to generate revenues from the sale of network services to its customers in that market. These costs include salaries, rent and the cost of telecommunications services. Such capitalized amounts are amortized over a 15 month period, which approximates the Company's estimated market stabilization period. The Company capitalized $280,212 in 1995, $2,407,346 in 1996 and $2,082,021 in 1997. Accumulated amortization for other assets at December 31, 1996 and 1997 totaled $415,735 and $1,969,359, respectively.

GOODWILL

    Goodwill represents the excess purchase price over the fair value of the assets acquired in various acquisitions. Goodwill is amortized using the straight-line method over 15 years. At December 31, 1996 and 1997, accumulated amortization was $25,334 and $968,115, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

    Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No impairment losses have been recorded in 1996 or 1997.

ADVERTISING EXPENSES

    The Company expenses all advertising expenses as incurred. Advertising expense for the years 1995, 1996, and 1997 was approximately $14,000, $29,000, and $218,000, respectively.

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

NET LOSS PER SHARE

    Net loss per share was computed and restated, in the case of periods prior to the fourth quarter of 1997, using the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share, and Staff Accounting Bulletin No. 98. Net loss per share-basic was computed by dividing net loss attributable to common stock by the weighted average number of shares of common stock outstanding during the period excluding unvested shares of restricted stock. The denominator for net loss per share-diluted also considers the dilutive effect of outstanding stock options, warrants, and convertible preferred stock. Due to the Company's net loss, the amounts reported for basic and diluted are the same. The following securities could potentially dilute basic earnings per share in the future and were not included in the computation of diluted EPS because they would have been antidilutive for the period presented:

                                        1995           1996            1997
                                      ----------------------------------------
Common Stock Options                    780,723      1,151,753       1,705,989
Common Stock Warrants                   422,353        422,353      11,922,353
Convertible Preferred Stock           6,830,280             --              --
Unvested Restricted Stock                    --             --          60,000
                                      ----------------------------------------
Total                                 8,033,356      1,574,106      13,688,342
                                      ========================================


STATEMENTS OF CASH FLOWS

    The Company paid interest, net of amounts capitalized, of approximately $402,000, $569,000, and $1,199,000, during the years ended December 31, 1995,
1996 and 1997, respectively.

    During 1995, 1996 and 1997, the Company purchased property and equipment of approximately $1,121,000 and $7,695,000 and $3,248,000, respectively, through the issuance of notes payable and under capital leases.

    During 1995, the Company issued 300 shares of Series B Redeemable Preferred Stock in satisfaction of $300,000 owed to officers of the Company for compensation and repayment of advances to the Company from the officers.

    In 1997, the Company borrowed a total of $10.0 million from the Class A Redeemable Preferred stockholders under a 10% bridge loan. The Company's indebtedness under the $10.0 million bridge loan was applied against the purchase price of the Class A Preferred Stock. See note 5.

RECLASSIFICATIONS

    Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 131 Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), which establishes standards for the way public business enterprises report information about operating segments in its financial statements. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt FAS 131 in 1998 and does not expect the effect of adoption to be material to its consolidated financial statements but additional disclosures may be required.

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

    In September 1996, the Company acquired substantially all the assets of Big Apple Paging Corporation ("Big Apple") for approximately $3.8 million. Of this amount, $1.4 million was paid in cash and $1.0 million was paid by the issuance of 125,598 shares of the Company's Common Stock in September 1996. In 1997, $1.1 million was paid by the issuance of 165,317 shares of Common Stock and an additional $380,000 was paid in cash. The transaction was accounted for as a purchase as of September 13, 1996. Big Apple is a reseller-based paging carrier operating in the states of New York, New Jersey, and Connecticut.

    In December 1996, the Company acquired the stock of EPS Wireless, Inc. ("EPS") for approximately $4.8 million, and possible additional consideration of up to an additional $5.0 million based on EPS's achievement of targeted operating performance during the two year period ending December 31, 1998. Of the purchase price, $4.5 million was paid by the issuance of 673,524 shares of the Company's Common Stock with the remainder of $300,000 paid in cash in February 1997. The transaction was accounted for as a purchase as of December 1, 1996 and the excess purchase price over the fair value of the assets acquired has been recorded as goodwill. Additional consideration, if any, will be recorded as goodwill. No additional amounts have been paid or accrued. The Chairman of the Company was a minority stockholder and member of the Board of Directors of EPS prior to the acquisition.

    In January 1997, the Company acquired the stock of Mercury Paging & Communication, Inc. ("Mercury") and its affiliated companies for approximately $14.2 million of which approximately $10.0 million was paid in cash and the remainder by the issuance of 624,321 shares of Common Stock. Proceeds from the Company's revolving credit facility which were drawn in December 1996 were used to fund the majority of the cash portion of the purchase price, with working capital being used to fund the remainder. The transaction was accounted for as a purchase as of January 31, 1997. Mercury is a reseller-based paging carrier in the states of New York, New Jersey, and Connecticut. Prior to closing, the Company earned revenues from Mercury under an agency agreement.

The following unaudited pro forma summary presents the consolidated results of operations as if all of the 1996 acquisitions described above had occurred on January 1, 1995 and the 1997 acquisition described above had occurred on January 1, 1996, and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future:

                                                            YEAR ENDED
                                                            DECEMBER 31,
                                            --------------------------------------------
                                                1995            1996            1997
                                            --------------------------------------------
Net revenues ...........................    $ 15,676,032    $ 29,898,405    $ 36,427,428
                                            ============    ============    ============
Net loss ...............................    $ (3,714,506)   $(13,634,307)   $(19,174,424)
                                            ============    ============    ============
Net loss per common share ..............    $      (1.95)   $      (1.12)   $      (1.26)
                                            ============    ============    ============



3. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                         DECEMBER 31,
                                                 ----------------------------
                                                     1996            1997
                                                 ------------    ------------
Network services equipment .............         $ 14,654,212    $ 19,794,707
Computer equipment .....................            2,461,159       2,726,232
Other equipment ........................              318,107         999,937
Vehicles ...............................              484,220         817,186
Furniture and fixtures .................              470,249         808,572
Construction in progress ...............            5,991,977       6,602,000
Leasehold improvements .................              553,826         997,356
                                                 ------------    ------------
                                                   24,933,750      32,745,990
Less accumulated depreciation ..........           (3,374,343)     (7,176,781)
                                                 ------------    ------------
                                                 $ 21,559,407    $ 25,569,209
                                                 ============    ============

    At December 31, 1996 and 1997 substantially all property and equipment is pledged as collateral under various notes payable and capital lease obligations. Depreciation expense was approximately $708,000, $1,820,000 and $3,856,886 for the years ended December 31, 1995, 1996 and 1997, respectively.

4. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                     1996            1997
                                                                                 ------------    ------------
Revolving credit facility with a financial institution; maximum borrowings of $11,000,000, bearing interest either at (1) 1% plus the higher of the
 Funds Rate for each day plus 1/2% or prime or (2) LIBOR plus 3.75%, at the
 Company's option. No additional amounts were available at December 31,
 1997. Payable in monthly interest installments and monthly principal installments of $120,800 beginning in February 1999, balance due July
 30, 2000; secured by substantially all the assets of the Company (a) ........   $ 10,000,000    $  9,247,045

Line of credit with equipment manufacturers, maximum borrowings of
 $12,000,000 at December 31, 1997, bearing interest at the five-year
 U.S. Treasury rate plus 6.5% in 1996 and 1997. At December 31, 1997,
 $5.7 million was available and borrowings are payable in various monthly installments of principal and interest, with maturity dates through 2002;
 secured by paging equipment .................................................      3,595,810       5,921,648

Notes payable to finance company bearing interest at rates between 10% and 11%
 payable in various monthly installments of principal and interest with maturity dates through 2002; secured by paging equipment. No additional
 amounts were available at December 31, 1997 .................................      3,011,512       4,089,016

Amounts due under capital leases, due in various monthly installments
 until 2001; secured by the related equipment ................................        417,494         524,147
                                                                                 ------------    ------------
                                                                                   17,024,816      19,781,856
Less current portion .........................................................       (995,164)     (2,123,248)
                                                                                 ------------    ------------
Long-term debt ...............................................................   $ 16,029,652    $ 17,658,608
                                                                                 ============    ============

    (a) In March 1998, the Company amended its revolving credit facility to increase its availability for working capital purposes for a total facility of $11.0 million and to extend the maturity, with monthly installments of principal of approximately $120,800 beginning in February 1999, with the remaining principal balance due in July 2000. Accordingly, as of December 31, 1997, the outstanding amount of $9.25 million has been classified as long term. Certain other covenants were also modified such that the Company is required to maintain minimum cash balances of $4 million at all times and various other conditions, financial covenants and restrictions related to debt service, minimum net worth and acquisitions. Availability under this facility is based on a multiple of positive EBITDA of certain network markets, eligible receivables and inventory of the Company.

    Approximate future principal maturities of notes payable and capital lease obligations for each of the next five years are as follows:

    YEAR ENDING DECEMBER 31,
    ------------------------
    1998 .............................................    $ 2,123,248
    1999 .............................................      3,930,341
    2000 .............................................     10,826,725
    2001 .............................................      2,323,907
    2002 .............................................        577,635
                                                          -----------
                                                          $19,781,856

5. STOCKHOLDERS' EQUITY

COMMON STOCK SPLITS

    Effective January 24, 1996, the Company amended its certificate of incorporation to increase the authorized Common Stock to 70,000,000 shares, to reduce Common Stock par value to $.0001, and to provide a 7.35-for-1 Common Stock split. The Board of Directors and stockholders also approved an amendment to increase the number of authorized shares of Preferred Stock to 5,000,000, which was effective upon consummation of the IPO. All common share and per common share amounts have been adjusted for all periods presented to reflect the stock split.

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In 1994, the Company authorized the issuance of 500,000 shares of Preferred Stock, $.01 par value per share. A total of 159,377 of these shares of Preferred Stock were previously designated as Series A Redeemable Convertible Preferred Stock ("Series A") and a total of 159,377 shares were issued in 1995. All of the outstanding shares of Series A converted to Common Stock upon the IPO.

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

    The Series A was being accreted to its estimated redemption value (the greater of $11.00 per share or fair value) over the period until the holders could demand redemption.

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In June 1995, the Company designated 21,000 of its then authorized shares of Preferred Stock as Series B and issued 16,565 shares of Series B Redeemable Convertible Preferred Stock ("Series B"). All of the outstanding shares of Series B converted to Common Stock upon the IPO. Dividends on the Series B accrued at the rate of 12% of the liquidation value per annum, compounded quarterly. The Series B had a liquidation value of $1,000 per share, had priority over all other capital stock of the Company with respect to dividends and liquidation and voted together with the Common Stock on an as-converted basis (i.e., each share of Series B converted into 334.09 shares of Common Stock). The Series B could be converted into shares of Common Stock at any time at the option of the holder and was subject to mandatory conversion upon a qualified public offering, as defined. The Company had the option of paying any unpaid dividends upon conversion in cash or shares of Common Stock. The Company paid all Series B dividends through January 31, 1996 in shares of Common Stock, and from that date to the IPO in cash.

    Upon certain triggering dates or events including the sale of the Company, Series B holders had the right to require the Company to redeem the Series B and underlying Common Stock resulting from any conversion, at a price equal to (i) for the Series B, the greater of the liquidation value per share (plus accrued and unpaid dividends) or its fair market value per share and (ii) for the underlying Common Stock, the greater of $2.99 per share or its fair market value per share. In January 1996, the shareholders approved the deletion of the redemption feature on the underlying Common Stock upon the completion of the IPO.

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

    The difference between redemption value of the Series B (the greater of $1,000 per share or fair value) and carrying value (excluding accrued dividends) was being accreted over five years, the period until the holders could demand redemption.

CLASS A REDEEMABLE PREFERRED STOCK

    In June 1997, the Company issued 10.0 million shares of Class A Redeemable Preferred Stock (the "Class A Preferred") and warrants to purchase up to 11.5 million shares of Common Stock for a total purchase price of $15.0 million. Dividends accrue at the rate of 10% per annum, are cumulative and compound annually. The Class A Preferred may be redeemed at any time at the option of the Company at a price equal to $1.50 per share plus accrued dividends. If the holder so demands and after redemption of the Class B Senior Redeemable Preferred Stock described below, five years from the date of issuance, the Class A Preferred must be redeemed by the Company at a price equal to $1.50 per share plus accrued dividends. Each warrant is exercisable for five years following the issuance of the Class A Preferred and entitles the holder to purchase one share of Common Stock for $1.50 per share subject to possible downward adjustment based on any private placement of the Company's Preferred or Common Stock for less than $1.50 per share. A portion of the warrants may be canceled by the Company in the event of an early redemption of all of the Class A Preferred. The Class A Preferred is recorded at cost, net of expenses, plus undeclared dividends and accretion.

CLASS B SENIOR REDEEMABLE PREFERRED STOCK

    In March 1998, the Company issued 5,333,336 shares of Class B Senior Redeemable Preferred Stock (the "Class B Preferred") and warrants to purchase up to 5.4 million shares of Common Stock for a total purchase price of $8 million. Dividends accrue at the rate of 15% per annum, are cumulative and compound annually. The Class B Preferred may be redeemed at any time at the option of the Company at a price equal to $1.50 per share plus accrued dividends and if the holder so demands, five years from the date of issuance, the Class B Preferred must be redeemed by the Company at a price equal to $1.50 per share plus accrued dividends. In the event of redemption of the Class A Preferred, the Company must simultaneously redeem the Class B Preferred. Each warrant is exercisable for five years following the issuance of the Class B Preferred and entitles the holder to purchase one share of Common Stock for $1.50 per share subject to possible downward adjustment based on any private placement of the Company's Preferred or Common Stock for less than $1.50 per share.

COMMON STOCK WARRANTS

    In addition to the warrants issued in conjunction with the Class A Preferred and Class B Preferred described above, the Company has other warrants outstanding.

    At December 31, 1997 the Company had outstanding warrants to purchase up to 183,750 shares of Common Stock at $1.50 per share, exercisable until November 15, 2009 and warrants to purchase 238,603 shares of Common Stock at $4.24 per share, exercisable until June 2005.

RESTRICTED STOCK

    The Company has a Non-Employee Directors' Restricted Stock Award Plan which provides for awards of Common Stock to the non-employee directors every five years. In 1997, 74,000 shares were issued to these directors. The Company is recognizing the expense related to this issuance over the vesting period, which ends in 2001. In 1997, the related expense recognized was $95,000. At December 31, 1997, 60,000 shares were unvested.

6. STOCK PLANS

    As of December 31, 1997, the Company has five stock plans (the 1992, 1994, and 1995 Stock Option Plans, the 1995 Employee Stock Purchase Plan, and the 1995 Non-Employee Directors' Restricted Stock Award Plan). In 1994, the Board of Directors voted to discontinue the granting of any additional options under the 1992 Stock Option Plan.

    The Company has both incentive stock options and nonqualified stock options outstanding, with varying vesting schedules. As of December 31, 1997, 3,506,387 shares of Common Stock were reserved for issuance under the five plans, of which 1,800,398 were available for future option grants and restricted stock awards. A summary of the Company's stock option activity and related information is as follows:

                                                                                          Weighted
                                                                  Range of                Average
                                      Number of Shares         Exercise Prices         Exercise Price
                                     Underlying Options           Per Share               Per Share
                                     ------------------        ---------------         --------------
Outstanding at December 31, 1994           670,667               $ 0.97-$1.50             $   1.37
   Granted .....................           162,784               $1.50-$10.61             $   5.71
   Forfeited ...................           (52,728)              $ 0.97-$1.50             $   1.34
                                     -----------------         ---------------
Outstanding at December 31, 1995           780,723               $0.97-$10.61             $   2.27
   Granted .....................           412,549               $ 5.75-$8.62             $   7.38
   Exercised ...................           (14,589)              $       0.97             $   0.97
   Forfeited ...................           (26,930)              $0.97-$10.61             $   5.56
                                     -----------------         ---------------
Outstanding at December 31, 1996         1,151,753               $0.97-$10.61             $   3.99
   Granted .....................         1,366,626               $ 2.25-$6.50             $   2.83
   Exercised ...................            (7,018)              $       0.97             $   0.97
   Forfeited ...................          (304,886)              $0.97-$10.61             $   4.71
   Canceled ....................          (500,486)              $6.00-$10.61             $   7.31
                                     -----------------         ---------------
Outstanding at December 31, 1997         1,705,989               $0.97-$10.61             $   1.97
                                     =================         ===============
Exercisable at December 31, 1995           146,267               $ 0.97-$1.50             $   1.01
                                     =================         ===============
Exercisable at December 31, 1996           152,896               $ 0.97-$1.50             $   1.05
                                     =================         ===============
Exercisable at December 31, 1997           369,833               $0.97-$10.61             $   1.36
                                     =================         ===============

    Additional information regarding stock options by range of exercise prices as of December 31, 1997 is as follows:

                                     Options Outstanding                           Options Exercisable
                      ------------------------------------------------------------------------------------
  Exercise Price       No. of      Weighted Average     Weighted Average     No. of       Weighted Average
  --------------       Options      Exercise Price       Contract Life       Options       Exercise Price
                       -------     ----------------     ----------------     -------      ----------------
    $0.97-$ 1.50        634,063         $1.39                 4.94            364,090           $1.32
    $2.25-$10.61      1,071,926         $2.32                 9.65              5,743           $4.73
                      ---------                                              --------
Total or Average      1,705,989         $1.97                 7.90            369,833           $1.36


    As a part of certain employee terminations in 1997, the Company modified the terms of the terminated employees' stock options to purchase 187,143 shares of Common Stock, to immediately fully vest these options and to extend the exercise period that the terminated employees have to exercise the options.


PRO FORMA INFORMATION

    Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a minimum value option valuation method for options granted prior to the IPO and a Black-Scholes option valuation model for options granted after the IPO with the following weighted-average assumptions for 1995, 1996, and 1997, respectively: a risk-free interest rate of 5.77%, 6.15%, and 6.20%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 0, 0.57, and 0.78; and a weighted-average expected life of the option of 4 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

    The weighted average fair value of options granted in 1995, 1996, and 1997 is $1.73, $3.68, and $1.75 per share, respectively. The weighted average fair value of warrants issued in 1995 and 1997 is $0 and $0.17 per warrant, respectively.

    For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                    1995            1996            1997
Pro forma net loss...........................................  $ (2,891,281)   $(10,451,264)   $(19,297,820)
Pro forma net loss per share of common stock.................  $      (1.75)          (0.93)          (1.27)


7. INCOME TAXES

    The Company has incurred operating losses since inception; accordingly, no provision for income taxes has been recorded. As of December 31, 1997, the Company has net operating loss carryforwards of approximately $42 million for federal income tax purposes. Such carryforwards, which expire at various dates through 2012, could be available to reduce future federal taxable income subject to limitations resulting from substantial changes in the Company's ownership.

The significant components of the Company's deferred tax assets and liabilities are:

                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                   1996            1997
                                                               ------------    ------------
Deferred tax assets
   Net operating loss carryforwards ...................        $  6,216,889    $ 15,839,671
   Accounts receivable allowance ......................              96,794         251,029
   Inventory reserves .................................             307,046         134,328
   Vacation accrual ...................................              89,920         117,754
   Other ..............................................              21,519          90,566
                                                               ------------    ------------
                                                                  6,732,168      16,433,348
Valuation allowance ...................................          (5,949,032)    (14,027,641)
Deferred tax liabilities
   Accumulated depreciation ...........................            (783,136)     (1,348,711)
   Market entry costs .................................                  --      (1,056,996)
                                                               ------------    ------------
        Net deferred assets ...........................        $         --    $         --
                                                               ============    ============


    The net change in the valuation allowance for deferred tax assets was an increase of $1,260,604, $3,921,240 and $8,078,609 during 1995, 1996 and 1997, respectively, due mostly to the increase in net operating loss carryforwards.

    The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory rates to income tax expense is:

                                                                         YEAR ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                       1995      1996      1997
                                                                       ----      ----      ----
Tax at federal statutory rate ...................................      (34.0)%   (34.0)%   (34.0)%
State taxes, net of federal tax benefit .........................       (4.0)     (4.0)     (4.0)
Nondeductible expenses ..........................................        1.0        --       1.0
Effect of valuation allowance ...................................       37.0      38.0      37.0
                                                                       -----     -----     -----
                                                                          -- %      -- %      -- %
                                                                       =====     =====     =====


8. COMMITMENTS

    The Company leases sites and other facilities for its transmitters, terminals and other equipment and also leases office space under noncancelable operating leases which expire at various dates. Approximate minimum annual rental payments required by these operating leases are as follows:

    YEAR ENDING DECEMBER 31,                                        TOTAL
    ------------------------                                     -----------
    1998 ..................................................      $ 3,938,430
    1999 ..................................................        2,959,259
    2000 ..................................................        2,255,930
    2001 ..................................................        1,684,924
    2002 ..................................................          830,531
    Thereafter ............................................        2,374,236
                                                                 -----------
                                                                 $14,043,310
                                                                 ===========

    Rental expense for the years ended December 31, 1995, 1996 and 1997, was approximately $674,000, $2.0 million and $4.4 million, respectively.

    As of December 31, 1997, the Company had two letters of credit outstanding for $163,000 in connection with certain lease agreements. One of the letters of credit expires in 1998 and the other at declining balances through 2006.

9. RELATED PARTY TRANSACTIONS

    During 1995, 1996 and 1997, the Company recognized revenues of approximately $484,000, $560,000 and $5,553, respectively, from network services and product sales, from entities owned by its stockholders. During 1995, 1996 and 1997, the Company expensed $924,000, $850,000 and $104,000, respectively, for services purchased (including purchase, installation and maintenance costs and site lease expense) from entities owned by related parties.

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

11. EMPLOYEE BENEFIT PLANS

    The Company and one of its subsidiaries provide 401(k) plans that cover substantially all employees 21 years of age with at least 90 days of continuous service. Depending on the subsidiary, the Company is required to contribute an amount not to exceed 1% of the first 10% of the employee contributions or may make contributions at the discretion of the Board of Directors. The Company's contributions were not material in 1996 or 1997.

12. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

    Quarterly financial information for each of the two years ended December 31, 1996 and 1997 is summarized below.

                                              FIRST           SECOND            THIRD           FOURTH
                                             QUARTER          QUARTER          QUARTER          QUARTER
                                          -------------    -------------    -------------    -------------
1997
----
Revenues
  Network services .....................  $ 2,565,588      $ 3,250,921      $ 3,268,099      $ 3,371,873
  Product sales ........................    2,933,325        3,473,108        3,117,006        4,079,874
  Other services .......................    2,617,438        2,864,809        2,238,402        2,201,113
                                          -----------      -----------      -----------      -----------
Total revenues .........................    8,116,351        9,588,838        8,623,507        9,652,860

Net loss ...............................   (4,724,476)      (5,033,701)      (5,014,947)      (4,378,633)
Net loss attributable to Common Stock ..   (4,724,476)      (5,126,803)      (5,495,742)      (4,858,797)
Net loss per share .....................         (.30)            (.32)            (.34)            (.30)

1996
----
Revenues
  Network services .....................  $ 1,299,196      $ 1,444,850      $ 1,553,602      $ 1,823,479
  Product sales ........................    1,036,380        1,049,797        1,239,083        2,492,814
  Other services .......................       32,957               --          343,264        1,035,250
                                          -----------      -----------      -----------      -----------
Total revenues .........................    2,368,533        2,494,647        3,135,949        5,351,543

Net loss ...............................   (1,500,760)      (1,477,928)      (2,507,798)      (4,712,844)
Net loss attributable to Common Stock ..   (2,975,727)      (1,477,928)      (2,507,798)      (4,712,844)
Net loss per share .....................         (.40)            (.10)            (.17)            (.32)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information relating to the directors of the Company will be set forth under the captions "Proposal 1 --Election of Directors--Information Regarding Nominees and Continuing Directors" in the Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"). Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I, Item 4 of this report under the caption "Executive Officers of the Registrant," Such information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    Information relating to executive compensation will be set forth under the captions "Proposal 1 -- Election of Directors --Director Compensation" and "--Executive Compensation" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding ownership of the Company's Common Stock by certain persons will be set forth under the caption "Stock Ownership" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and transactions between the Company and certain persons will be set forth under the captions "Proposal 1--Election of Directors--Director Compensation and "--Compensation Committee Interlocks and Insider Participation" and "--Certain Transactions" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements.

           The following financial statements of the Company and Reports of Independent Auditors are filed as part of this Report pursuant to
           Item 8.

           Report of Independent Auditors
           Consolidated Balance Sheets as of December 31, 1996 and 1997 Consolidated Statements of Operations for the years ended December
                31, 1995, 1996 and 1997
           Consolidated Statements of Changes in Stockholders' Equity for the
                years ended December 31, 1995, 1996 and 1997
           Consolidated Statements of Cash Flows for the years ended December
                31, 1995, 1996 and 1997
           Notes to Consolidated Financial Statements

        2. Financial Statement Schedules.

           The following financial statement schedule of the Company and Report of Independent Auditors is filed as a part of this Report pursuant to
           Item 8:

           Schedule II - Valuation and qualifying accounts
           Report of Independent Auditors

           All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

        3. Index to Exhibits.

EXHIBIT NO. DESCRIPTION
----------- -----------
3.1         Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, No. 0-27658, filed on June 30, 1997)
3.2         Articles of Amendment to Articles of Incorporation of the Company
            (creating Class B Senior Redeemable Preferred Stock) (incorporated by reference to Exhibit C of Exhibit 10.35 below)
3.3         Bylaws of the Company, as amended (incorporated by reference to
            Exhibit 3.2 to the Quarterly Current Report on Form 8-K, No.
            0-27658, filed on June 30, 1997)
4.1         Reference is hereby made to Exhibits 3.1 and 3.2 and 3.3
10.1        Preferred Networks, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement filed on
            Form S-1, No. 33-80507)
10.2*       Preferred Networks, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement filed on
            Form S-1, No. 33-80507)
10.3*       Preferred Networks, Inc. 1995 Stock Option Plan, as amended
            (incorporated by reference to Exhibit B to the Company's definitive
            Proxy Statement on Form 14A filed on May 22, 1997)
10.4*       Preferred Networks, Inc. 1995 Employee Stock Purchase Plan
            (incorporated by reference to Exhibit 10.4 to the Registration
            Statement filed on Form S-1, No. 33-80507)
10.5*       Preferred Networks, Inc. 1995 Non-Employee Directors' Restricted
            Stock Award Plan (incorporated by reference to Exhibit 10.5 to the
            Registration Statement filed on Form S-1, No. 33-80507)
10.6        Purchase Agreement dated June 21, 1995, among the Company, Fleet
            Equity Partners VI, L.P., Fleet Venture Resources, Inc., Chisholm
            Partners II, L.P., Centennial Fund IV, L.P., Saugatuck Capital
            Company Limited Partnership III, Primus Capital Fund III Limited
            Partnership, PNC Capital Corp. and certain of the Company's stockholders (incorporated by reference to Exhibit 10.6 to the
            Registration Statement filed on Form S-1, No. 33-80507)
10.7        Stockholders Agreement dated June 21, 1995 among the Company, Fleet
            Equity Partners VI, L.P., Fleet Venture Resources, Inc., Chisholm
            Partners II, L.P., Centennial Fund IV, L.P., Saugatuck Capital
            Company Limited Partnership III, Primus Capital Fund III Limited
            Partnership, PNC Capital Corp.

            and certain of the Company's stockholders (incorporated by reference to Exhibit 10.7 to the Registration Statement filed on Form S-1, No.
            33-80507)
10.8        Registration Rights Agreement dated June 21, 1995 among the Company,
            Fleet Equity Partners VI, L.P., Fleet Venture Resources, Inc.,
            Chisholm Partners II, L.P., Centennial Fund IV, L.P., Saugatuck
            Capital Company Limited Partnership III, Primus Capital Fund III
            Limited Partnership, PNC Capital Corp. and certain of the Company's stockholders (incorporated by reference to Exhibit 10.8 to the Registration Statement filed on Form S-1, No. 33-80507)
10.9        Warrant to Purchase Common Stock dated June 22, 1995 issued to Legg
            Mason Wood Walker, Incorporated (incorporated by reference to
            Exhibit 10.9 to the Registration Statement filed on Form S-1, No.
            33-80507)
10.10 Promissory Note and Credit Agreement dated April 1, 1995, between the Company and Glenayre Electronics, Inc. as amended (incorporated by reference to Exhibit 10.10 to the Registration Statement filed on Form S-1, No. 33-80507)
10.11 Credit Agreement and Promissory Note, each dated June 16, 1995, between the Company and Motorola, Inc. (incorporated by reference to Exhibit 10.11 to the Registration Statement filed on Form S-1, No.
            33-80507)
10.12       Sublease Agreement, dated May 8, 1995, between the Company and The
            Carter Group for office space in Oakbrook Research Center, Norcross,
            Georgia (incorporated by reference to Exhibit 10.12 to the Registration Statement filed on Form S-1, No. 33-80507)
10.13       Lease Agreement and Addendum, dated October 14, 1992, between the
            Company and Connecticut Mutual Life Insurance Company for office space at Goshen Springs Road, Norcross, Georgia, as amended
            (incorporated by reference to Exhibit 10.13 to the Registration
            Statement filed on Form S-1, No. 33-80507)
10.14*      Management Employment Agreement, dated July 8, 1995, between the
            Company and Mark H. Dunaway (incorporated by reference to Exhibit
            10.14 to the Registration Statement filed on Form S-1, No. 33-80507)
10.15*      Management Employment Agreement, dated July 7, 1995, between the
            Company and Michael J. Saner (incorporated by reference to Exhibit
            10.15 to the Registration Statement filed on Form S-1, No. 33-80507)
10.16*      Management Employment Agreement, dated August 16, 1995, between the
            Company and Eugene H. Kreeft (incorporated by reference to Exhibit
            10.16 to the Registration Statement filed on Form S-1, No. 33-80507)
10.17       Amendment No. 1, dated as of December 12, 1995, to Purchase
            Agreement dated June 21, 1995 among the Company, Fleet Equity
            Partners VI, L.P., Fleet Venture Resources, Inc., Chisholm Partners
            II, L.P., Centennial Fund IV, L.P., Saugatuck Capital Company
            Limited Partnership III, Primus Capital Fund III Limited
            Partnership, PNC Capital Corp. and certain of the Company's stockholders (incorporated by reference to Exhibit 10.17 to the Registration Statement filed on Form S-1, No. 33-80507)
10.18       Amendment No. 1, dated as of December 12, 1995, to Stockholders
            Agreement dated June 21, 1995 among the Company, Fleet Equity
            Partners VI, L.P., Fleet Venture Resources, Inc., Chisholm Partners
            II, L.P., Centennial Fund IV, L.P., Saugatuck Capital Company
            Limited Partnership III, Primus Capital Fund III Limited
            Partnership, PNC Capital Corp. and certain of the Company's stockholders (incorporated by reference to Exhibit 10.18 to the Registration Statement filed on Form S-1, No. 33-80507)
10.19       Lease Agreement, dated August 4, 1993, between Alamac Limited
            Partnership and the Company, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement filed on Form S-1,
            No. 33-80507)
10.20       Sub-Lease Agreement, dated as of December 18, 1995 between PSB
            Building Corp. and the Company (incorporated by reference to Exhibit
            10.20 to the Registration Statement filed on Form S-1, No. 33-80507)
10.21       Commercial Lease Contract, dated December 6, 1995, between Lantrac
            Investments, LLC and the Company (incorporated by reference to Exhibit 10.21 to the Registration Statement filed on Form S-1 No.
            33-80507)
10.22 Promissory Note and Credit Agreement, dated January 26, 1996, between the Company and Glenayre

            Electronics, Inc. (incorporated by reference to Exhibit 10.22 to the
            Registration Statement filed on Form S-1, No. 33-80507)
10.23       Letter Confirming Line of Credit with Associates Capital Services
            Corporation (incorporated by reference to Exhibit 10 to the
            Quarterly Report filed on Form 10-Q, No. 0-27658, for the quarter ended March 31, 1996)
10.24       Agreement and Plan of Merger, dated July 3, 1996, by and among
            Paging Services, Inc., Preferred Networks, Inc., and the
            shareholders of Paging Services, Inc. (incorporated by reference to
            Exhibit 10.1 to the Quarterly Report filed on Form 10-Q, No.
            0-27658, for the quarter ended June 30, 1996)
10.25       Credit Agreement dated August 8, 1996, by and among Preferred
            Networks, Inc., PNI Systems, LLC, and NationsBank, N. A. (South)
            (incorporated by reference to Exhibit 10.2 to the Quarterly Report filed on Form 10-Q, No. 0-27658, for the quarter ended June 30,
            1996)
10.26       Asset Purchase Agreement, dated as of June 19, 1996 and amended as of September 5, 1996 and as of September 13, 1996, by and among Big
            Apple Paging Corporation, Preferred Networks, Inc. and Gary Hencken
            (incorporated by reference to the exhibit to the Current Report filed on Form 8-K, No. 0-27658, dated September 27, 1996)
10.27       Stock Purchase Agreement by and among Preferred Networks, Inc.,
            Mercury Paging & Communications, Inc., HTB Communication, Inc.,
            Custom Page, Inc., and M.P.C. Distributors Inc. (collectively,
            "Sellers") and the Shareholders of Sellers dated September 30, 1996
            (incorporated by reference to Exhibit 10.3 to the Quarterly Report filed on Form 10-Q, No. 0-27658, for the quarter ended September 30,
            1996)
10.28       Agreement and Plan of Merger by and among Preferred Networks, Inc.,
            EPS Acquisition Corp., EPS Wireless, Inc. and the Shareholders of
            EPS Wireless, Inc. (incorporated by reference to Exhibit 2.1 to the
            Current Report on Form 8-K, No. 0-27658, filed December 17, 1996).
10.29       First Amendment to Credit Agreement dated as of December 20, 1996, by and among Preferred Networks, Inc., PNI Systems, LLC, and
            NationsBank, N.A. (South) (incorporated by reference to Exhibit
            10.29 to the Annual Report on Form 10-K, No. 0-276548, filed on
            April 15, 1997)
10.30       Second Amendment to Credit Agreement dated as of March 12, 1997, by and among Preferred Networks, Inc., PNI Systems, LLC, and
            NationsBank, N.A. (South) (incorporated by reference to Exhibit
            10.30 to the Annual Report on Form 10-K, No. 0-276548, filed on
            April 15, 1997)
10.31       Commitment Letter dated April 9, 1997 between the Company,
            Centennial Fund IV, L.P., Saugatuck Capital III, PNC Capital Corp.,
            Fleet Equity Partners, and Primus Venture Fund III (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K, No.
            0-276548, filed on April 15, 1997)
10.32       Third Amendment to Credit Agreement dated as of April 11, 1997, by and among Preferred Networks, Inc., PNI Systems, LLC, and
            NationsBank, N.A. (South) (incorporated by reference to Exhibit
            10.31 to the Annual Report on Form 10-K, No. 0-276548, filed on
            April 15, 1997)
10.33       Class A Redeemable Preferred Stock Purchase Agreement dated as of
            May 21, 1997, by and among the Company and Centennial Fund IV, L.P.,
            Saugatuck Capital Company Limited Partnership III, PNC Capital
            Corp., Fleet Venture Resources, Inc., Fleet Equity Partners VI,
            L.P., Chisholm Partners II, L.P. and Primus Capital Fund III Limited
            Partnership (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement on Schedule 14A, filed May 22, 1997).
10.34       Agreement and Plan of Merger, dated May 21, 1997, by and between
            Preferred Networks, Inc. and PNI Merger Corp. (incorporated by reference to Exhibit B to the Company's definitive Proxy Statement on Schedule 14A, filed May 22, 1997.)
10.35       Class B Senior Redeemable Stock Purchase Agreement dated as of March
            17, 1998, by and among the Company, Alta Communications VI, L.P.,
            Alta Comm S By S, LLC, Centennial Fund IV, L.P., PNC Capital Corp.,
            Saugatuck Capital Company Limited Partnership III, Primus Capital
            Fund III Limited Partnership, Fleet Equity Partners VI, L.P., Fleet
            Venture Resources, Inc., T/W Alfred W. Putnam GST Exempt, Anne L.
            Putnam, Edward B. Putnam, Custodian for Fitzgerald B. Putnam Under
            the Uniform Transfers to Minor Act, Pennsylvania, Webbmont
            Holdings, L.P., Spotted Dog Farm, L.P., RTM, Inc., Mark H. and
            Marcia M. Dunaway, and John J. and Sylvia Hurley.
10.36       Fourth Amendment to Credit Agreement dated as of March 19, 1998, by and among the Company, PNI Systems, LLC, and NATIONSBANK, N.A., as
            successor to NationsBank, N.A. (South)
10.37       Amendment to Registration Rights Agreement dated as of June 16, 1997
            (incorporated by reference to Exhibit E of Exhibit A to the
            Company's definitive Proxy Statement on Schedule 14A, filed on May
            22, 1997)
10.38       Second Amendment to Registration Rights Agreement dated as of March
            17, 1998 (incorporated by reference to Exhibit D of Exhibit 10.35 above)
21          Subsidiaries of the Company

23.1        Consent of Ernst & Young LLP
27.397      Financial Data Schedule Year to Date for the three months ended March 31, 1997              (for SEC use only)
27.697      Financial Data Schedule Year to Date for the six months ended June 30, 1997                 (for SEC use only)
27.997      Financial Data Schedule Year to Date for the nine months ended September 30, 1997           (for SEC use only)
27.1297     Financial Data Schedule Year to Date for the twelve months ended December 31, 1997          (for SEC use only)
27.996      Financial Data Schedule Quarterly for the three months ended September 30 1996              (for SEC use only)
27.696      Financial Data Schedule Quarterly for the three months ended June 30, 1996                  (for SEC use only)
27.396      Financial Data Schedule Year to Date for the three months ended March 31, 1996              (for SEC use only)
27.6961     Financial Data Schedule Year to Date for the six months ended June 30, 1996                 (for SEC use only)
27.9961     Financial Data Schedule Year to Date for the nine months ended September 30, 1996           (for SEC use only)
27.1296     Financial Data Schedule Year to Date for the twelve months ended December 31, 1996          (for SEC use only)
27.395      Financial Data Schedule Year to Date for the three months ended March 31, 1995              (for SEC use only)
27.695      Financial Data Schedule Quarterly for the three months ended June 30, 1995                  (for SEC use only)
27.1295     Financial Data Schedule Year to Date for the twelve months ended December 31, 1995          (for SEC use only)
27.9951     Financial Data Schedule Year to Date for the nine months ended September 30, 1995           (for SEC use only)
27.6951     Financial Data Schedule Year to Date for the six months ended June 30, 1995                 (for SEC use only)
27.995      Financial Data Schedule Quarterly for the three months ended September 30, 1995             (for SEC use only)


* Indicates management contract or compensation plan or arrangement.

    (b) Reports on Form 8-K.

          The registrant did not file any reports on Form 8-K during the three months ended December 31, 1997.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED DECEMBER 1995, 1996 AND 1997

                                                           ADDITIONS
                                          BALANCE AT       CHARGED TO
                                          BEGINNING        COSTS AND                        BALANCE AT
            DESCRIPTION                   OF PERIOD        EXPENSES       DEDUCTIONS(1)     END OF PERIOD
                                          ---------        --------       -------------     -------------
YEAR ENDED DECEMBER 31, 1997:
Reserve and allowance deducted from
 asset accounts
 Allowance for doubtful accounts          $  254,990       $  805,022       $ 398,712        $   661,300
 Valuation allowance for deferred taxes    5,949,032        8,078,609              --         14,027,641

YEAR ENDED DECEMBER 31, 1996:
Reserve and allowance deducted from
 asset accounts
 Allowance for doubtful accounts          $   86,426       $  393,063       $(224,499)       $   254,990
 Valuation allowance for deferred taxes    2,027,792        3,921,240              --          5,949,032

YEAR ENDED DECEMBER 31, 1995:
Reserve and allowance deducted from
 asset accounts
 Allowance for doubtful accounts              35,000          193,664        (142,238)            86,426
 Valuation allowance for deferred taxes      767,188        1,260,604              --          2,027,792



(1)  Uncollectible accounts written off, net of recoveries

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Preferred Networks, Inc.

We have audited the consolidated financial statements of Preferred Networks, Inc. as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 23, 1998. Our audits also included the financial statement schedule listed in
Item 14 (b) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   ERNST & YOUNG LLP

Atlanta, Georgia
March  23, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PREFERRED NETWORKS, INC.

Date:      March 27, 1998               By: /s/ Mark H. Dunaway
                                           -------------------------------------
                                            Mark H. Dunaway
                                            Chief Executive Officer (Principal
                                            Executive Officer)


Date:      March 27, 1998               By: /s/ Michael J. Saner
                                           -------------------------------------
                                            Michael J. Saner
                                            President


Date:      March 27, 1998               By: /s/ Kathryn Loev Putnam
                                           -------------------------------------
                                            Kathryn Loev Putnam
                                            Senior Vice President
                                            and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following per persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:      March 27, 1998               By: /s/ Mark H. Dunaway
                                           -------------------------------------
                                            Mark H. Dunaway
                                            Chairman of the Board of Directors,
                                            Chief Executive Officer and Director

Date:      March 27, 1998               By: /s/ Michael J. Saner
                                           -------------------------------------
                                            Michael J. Saner
                                            President and Director

Date:      March 27, 1998               By: /s/ William H. Bang
                                           -------------------------------------
                                            William H. Bang
                                            Director

Date:      March 27, 1998               By: /s/ John J. Hurley
                                           -------------------------------------
                                            John J. Hurley
                                            Director

Date:      March 27, 1998               By: /s/ Jeffrey H. Schutz
                                           -------------------------------------
                                            Jeffrey H. Schutz
                                            Director

Date:      March 27, 1998               By: /s/ Robert Van Degna
                                           -------------------------------------
                                            Robert Van Degna
                                            Director

Date:      March 27, 1998               By: /s/ Ronald W. White
                                           -------------------------------------
                                            Ronald W. White
                                            Director

Date:      March 27, 1998               By: /s/ Richard P. Campbell
                                           -------------------------------------
                                            Richard P. Campbell
                                            Director

Date:      March 27, 1998               By: /s/ Robert F. Benbow
                                           -------------------------------------
                                            Robert F. Benbow
                                            Director

PREFERRED NETWORKS, INC.