Form 10-Q
period 1998-03-31
PREFERRED NETWORKS INC
filed 1998-05-12
CIK 893335

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       ------------------  ---------------------

                         Commission File Number: 0-27658

                            PREFERRED NETWORKS, INC.
             (Exact name of Registrant as Specified in its Charter)

                 GEORGIA                               58-1954892
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,297,690 shares of common stock, no par value, as of May 11, 1998.

                            PREFERRED NETWORKS, INC.



                               INDEX TO FORM 10-Q



                                                                                            PAGE
                                                                                            NUMBER
                                                                                            ------
PART I.           FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets, March 31, 1998
                  (Unaudited) and December 31, 1997...................................       3

                  Condensed Consolidated Statements of Operations for the
                  three months ended March 31, 1998 and 1997 (Unaudited)..............       4

                  Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1998 and 1997 (Unaudited)....................       5

                  Notes to Condensed Consolidated Financial Statements (Unaudited) ...       6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..........................................       8


PART II.          OTHER INFORMATION

        Item 2.   Changes in Securities and Use of Proceeds...........................      13

        Item 6.   Exhibits and Reports on Form 8-K....................................      13

                  Signatures .........................................................      14

                            PREFERRED NETWORKS, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                          MARCH 31,        DECEMBER 31,
                                                            1998               1997
                                                        ------------       ------------
                                                         (UNAUDITED)
                                     ASSETS
Current assets
   Cash and cash equivalents .....................      $ 12,634,691       $  7,562,978
   Accounts receivable, net ......................         3,403,797          3,969,026
   Inventory .....................................         2,361,366          2,890,647
   Prepaid expenses and other current assets .....           637,218            325,130
                                                        ------------       ------------
     Total current assets ........................        19,037,072         14,747,781

Property and equipment, net ......................        24,919,880         25,569,209
Goodwill, net ....................................        13,150,810         13,396,459
FCC licenses, net ................................         9,374,760          9,544,622
Other assets, net ................................         2,877,556          2,974,409
                                                        ============       ============
                                                        $ 69,360,078       $ 66,232,480
                                                        ============       ============

                    LIABILITIES, REDEEMABLE PREFERRED STOCK,
                            AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ..............................      $  1,945,233       $  3,091,994
   Accrued liabilities ...........................           743,559            832,656
   Accrued compensation ..........................           650,114            797,302
   Current portion of notes payable
     and capital lease obligations ...............         2,277,762          2,123,248
                                                        ------------       ------------
     Total current liabilities ...................         5,616,668          6,845,200

Notes payable and capital lease obligations,
  less current portion ...........................        17,536,389         17,658,608

Class A Redeemable Preferred Stock, no par
   value, $1.50 per share redemption
   price; 13,500,000 shares authorized,
   10,000,000 shares issued and outstanding ......        14,436,919         13,956,123

Class B Senior Redeemable Preferred Stock,
   no par value, $1.50 per share
   redemption price; 5,500,000
   shares authorized in 1998,
   5,333,336 shares issued and
   outstanding in 1998 ...........................         7,016,258                 --
                                                        ------------       ------------
     Total liabilities and Redeemable
     Preferred Stock .............................        44,606,234         38,459,931

Stockholders' equity
   Preferred stock, no par value,
     11,000,000 and 16,500,000 shares
     authorized in 1998 and 1997,
     respectively; no shares issued
     and outstanding .............................                --                 --
   Common Stock, no par value,
     100,000,000 shares authorized
     in 1998 and 1997; 16,295,028
     and 16,200,552 issued and
     outstanding in 1998 and 1997,
     respectively ................................        63,315,924         62,900,973
   Accretion of Redeemable Preferred Stock .......          (357,619)          (245,726)
   Accumulated deficit ...........................       (38,204,461)       (34,882,698)
                                                        ------------       ------------
                                                          24,753,844         27,772,549
                                                        ============       ============
                                                        $ 69,360,078       $ 66,232,480
                                                        ============       ============


           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      -------------------------------
                                                          1998                1997
                                                      ------------       ------------
Revenues
    Network services ...........................      $  3,263,018       $  2,565,588
    Product sales ..............................         3,894,594          2,933,325
    Other services .............................         2,506,865          2,617,438
                                                      ------------       ------------
           Total revenues ......................         9,664,477          8,116,351

Costs of revenues
    Network services ...........................         2,154,372          1,908,208
    Product sales ..............................         3,232,300          3,079,918
    Other services .............................         1,964,680          2,026,161
                                                      ------------       ------------
           Total costs of revenues .............         7,351,352          7,014,287
                                                      ------------       ------------
Gross margin ...................................         2,313,125          1,102,064

Selling, general and administrative expenses ...         3,623,047          4,092,276
Depreciation and amortization ..................         1,759,653          1,645,902
                                                      ------------       ------------
           Operating loss ......................        (3,069,575)        (4,636,114)
Interest expense ...............................          (326,583)          (226,798)
Interest income ................................            74,395            138,436
                                                      ------------       ------------
           Net loss ............................        (3,321,763)        (4,724,476)

Accretion of Redeemable Preferred Stock ........          (111,893)                --
Redeemable Preferred Stock dividend requirements          (420,161)                --
                                                      ============       ============
           Net loss attributable to Common Stock      $ (3,853,818)      $ (4,724,476)
                                                      ============       ============


Net loss per share of Common Stock .............      $      (0.24)      $      (0.30)
                                                      ============       ============

Weighted average number of common shares
 used in calculating net loss per share of
 Common Stock ..................................        16,179,250         15,860,004
                                                      ============       ============




           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        -------------------------------
                                                                            1998               1997
                                                                        -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .........................................................      $ (3,321,763)      $ (4,724,476)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .................................         1,759,653          1,645,902
   Bad debt expense ..............................................            62,731            145,526
   Stock option and restricted stock grant compensation expense ..            16,581              7,333
   Changes in operating assets and liabilities:
     Accounts receivable .........................................           502,498         (1,529,719)
     Inventory ...................................................           529,281            826,716
     Prepaid expenses and other assets ...........................           (92,188)          (245,060)
     Accounts payable ............................................        (1,146,761)          (905,544)
     Accrued liabilities .........................................           (89,097)          (397,628)
     Accrued compensation ........................................          (147,188)          (217,796)
                                                                        ------------       ------------
Net cash used in operating activities ............................        (1,926,253)        (5,394,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment ...........................................          (384,227)        (1,737,001)
Purchases of other assets and FCC licenses .......................          (213,633)            47,988
Payment for acquisitions, net of cash acquired ...................                --        (10,543,350)
                                                                        ------------       ------------
Net cash used in investing activities ............................          (597,860)       (12,232,363)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings .........................................           500,000                 --
Repayments of borrowings .........................................          (467,705)          (968,111)
Payment of Deferred Loan Costs....................................          (220,000)                --
Net proceeds from issuance of Redeemable Preferred Stock .........         6,965,000                 --
Net proceeds from issuance of Common Stock purchase warrants .....           810,000                 --
Issuance of Common Stock upon exercise of stock options ..........             8,531                 --
                                                                        ------------       ------------
Net cash provided by (used in) financing activities ..............         7,595,826           (968,111)
                                                                        ------------       ------------

Net increase (decrease) in cash and cash equivalents .............         5,071,713        (18,595,220)
Cash and cash equivalents, beginning of period ...................         7,562,978         21,645,354
                                                                        ------------       ------------
Cash and cash equivalents, end of period .........................      $ 12,634,691       $  3,050,134
                                                                        ============       ============



           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1.       THE COMPANY

         Preferred Networks, Inc., headquartered in metropolitan Atlanta, provides outsourcing solutions to the wireless industry which allow companies to offer branded wireless services directly to subscribers, while relying on PNI to provide high-quality network, technical, and product services. PNI offers its services through its wholesale paging networks as one of the largest carrier's carriers in the U.S., and through its wholly-owned subsidiaries: Preferred Technical Services, Inc., a provider of paging network equipment installation, maintenance and engineering services; and EPS Wireless, Inc., a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services.

         The Company has formed wholly-owned subsidiaries and limited liability companies to execute certain business transactions. All significant intercompany activity has been eliminated.

2.       BASIS FOR PRESENTATION

         The interim condensed consolidated financial information contained herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include in the opinion of management, all adjustments, which are of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These financial statements and related notes should be read in conjunction with the financial statements and notes as of December 31, 1997, included in the Company's Annual Report on Form 10-K (File No. 0-27658). Results of operations for the periods presented herein are not necessarily indicative of results to be expected for the full year or any other interim period.

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the three months ended March 31, 1998 and 1997 were approximately $388,000 and $365,000, respectively. There were no significant federal or state income taxes paid or refunded for the three months ended March 31, 1998 and 1997.

4.       LOSS PER SHARE

         Net loss per share was computed and restated, in the case of periods prior to the fourth quarter of 1997, using the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share, and Staff Accounting Bulletin No. 98. Net loss per share-basic was computed by dividing net loss attributable to common stock by the weighted average number of shares of common stock outstanding during the period excluding unvested shares of restricted stock. The denominator for net loss per share-diluted also considers the dilutive effect of outstanding stock options, warrants, and convertible preferred stock. Due to the Company's net loss, the amounts reported for basic and diluted are the same. The following securities could potentially dilute basic earnings per share in the future and were not included in the computation of diluted net loss per share because they would have been antidilutive for the period presented:


                                                          Three Months ended
                                                              March 31,
                                                    ----------------------------
                                                      1998                1997
                                                    ------------      ----------
                  Common Stock Options                2,311,995        1,705,983
                  Common Stock Warrants              17,322,353          422,354
                  Unvested Restricted Stock              85,000           60,000
                                                    ===========       ==========
                  Total                              19,719,348        2,188,337
                                                    ===========       ==========

                            PREFERRED NETWORKS, INC.


5.       ACQUISITIONS

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

6. ISSUANCE OF CLASS B SENIOR REDEEMABLE PREFERRED STOCK AND COMMON STOCK PURCHASE WARRANTS

         In March 1998, the Company issued 5,333,336 shares of Class B Senior Redeemable Preferred Stock (the "Class B Preferred") and warrants to purchase up to 5.4 million shares of Common Stock for a total purchase price of $8 million. Dividends accrue at the rate of 15% per annum, are cumulative and compound annually. The Class B Preferred may be redeemed at any time at the option of the Company at a price equal to $1.50 per share plus accrued dividends and if the holder so demands, five years from the date of issuance, the Class B Preferred must be redeemed by the Company at a price equal to $1.50 per share plus accrued dividends. In the event of redemption of the Company's Class A Redeemable Preferred Stock (the "Class A Preferred"), the Company must simultaneously redeem the Class B Preferred. Each warrant is exercisable for five years following the issuance of the Class B Preferred and entitles the holder to purchase one share of Common Stock for $1.50 per share subject to possible downward adjustment based on any private placement of the Company's Preferred or Common Stock for less than $1.50 per share. The Class B Preferred is recorded at cost, net of expenses, plus accretion and undeclared dividends.

7.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which establishes standards for the way public business enterprises report information about operating segments in their financial statements. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt FAS 131 in 1998 and does not expect the effect of adoption to be material to its consolidated financial statements but additional disclosures may be required.

         In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. In addition, SOP 98-5 requires a write-off of any previously capitalized start-up or organization costs as the cumulative effect of a change in accounting principle SOP 98-5 is effective January 1, 1999. The Company will adopt SOP 98-5 by the required date and will write off the unamortized balance of its market entry costs and cease to capitalize such costs at that time. Market entry costs net of accumulated amortization at March 31, 1998 were approximately $2.6 million. Amounts capitalized net of amortization, during the three months ended March 31, 1998 and 1997 were $(97,000) and $225,000, respectively.

                            PREFERRED NETWORKS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

In this section, the Company makes reference to "EBITDA" which represents earnings before interest expense, interest income, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the telecommunications industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles ("GAAP"), as an alternative to cash flows from operating activities (as determined in accordance with ("GAAP")), or as a measure of liquidity.

The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the three months ended March 31, 1998 and 1997, respectively, as a percentage of total revenues.

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
Revenues
   Network services ..............................          33.8%        31.6%
   Product sales .................................          40.3         36.1
   Other services ................................          25.9         32.3
                                                          ------        -----
     Total revenues ..............................         100.0        100.0

Cost of revenues
   Network services ..............................          22.3         23.5
   Products sales ................................          33.5         37.9
   Other services ................................          20.3         25.0
                                                          ------        -----
     Total cost of revenues ......................          76.1         86.4
                                                          ------        -----

Gross margin .....................................          23.9         13.6
Selling, general and administrative expenses .....          37.5         50.4
Depreciation and amortization ....................          18.2         20.3
                                                          ------        -----
     Operating loss ..............................         (31.8)       (57.1)
Interest expense .................................          (3.4)        (2.8)
Interest income ..................................           0.8          1.7
                                                          ------        -----
     Net loss ....................................         (34.4)%      (58.2)%
                                                          ======        =====

EBITDA ...........................................         (13.6)%      (36.8)%

     The table below provides information about the Company's units in service on the Company's networks by customer type.

                                              MARCH 31,          PERCENTAGE INCREASE IN
                                          -----------------      ----------------------
                                            1998      1997          1998      1997
                                          -------   -------        ------    ------
Units in service
   Reseller units......................   308,238   295,709          4.2%    112.4%
   Colocation/interconnection units....   168,238    97,458         72.6%    150.7%
                                          -------   -------
   Total units in service..............   476,476   393,167         21.2%    120.8%
                                          =======   =======


RESULTS OF OPERATIONS

Total revenues increased by $1.5 million, or 19.1%, to $9.7 million for the three months ended March 31, 1998 from $8.1 million for the three months ended March 31, 1997 due to increased revenue in both network services and product sales.

Revenues from network services increased by $697,000, or 27.2%, to $3.3 million for the three months ended March 31, 1998 from $2.6 million for the three months ended March 31, 1997. The Company has experienced an

                            PREFERRED NETWORKS, INC.

increase in network services revenue as unit growth and the associated recurring revenue stream have continued both in existing markets and in new markets as well as from the acquisition of Mercury Paging & Communications, Inc. ("Mercury"), a reseller-based paging carrier acquired in January 1997. The Company expanded to 27 markets at March 31, 1998 from 23 markets at March 31, 1997. Units in service increased by 83,309, or 21.2%, to 476,476 from 393,167 over the prior year three month period. Airtime revenue per unit decreased by $0.09 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This decrease is primarily due to an increase in units in service from colocation/interconnection customers as a percentage of total units in service. The Company incurs minimal marginal cost in supplying only airtime to its colocation/interconnection customers and therefore charges these customers substantially less per unit in service per month than it charges its reseller customers.

Revenues from product sales increased by $1.0 million, or 32.8%, to $3.9 million for the three months ended March 31, 1998 from $2.9 million for the three months ended March 31, 1997. The increase in revenues from product sales resulted from growth during 1998 of sales of new, used and refurbished pager and cellular products.

Other services revenues decreased by $111,000, or 4.2%, to $2.5 million for the three months ended March 31, 1998 from $2.6 million for the three months ended March 31, 1997. The decrease is primarily due to decreased revenue charged per unit for pager repair and refurbishment services, which the Company believes will be offset in the future by higher volumes of units serviced.

Cost of network services increased by $246,000, or 12.9%, to $2.2 million for the three months ended March 31, 1998 from $1.9 million for the three months ended March 31, 1997, but decreased as a percentage of network services revenue to 66.0% for the three months ended March 31, 1998 from 74.4% for the three months ended March 31, 1997. As markets generate increased revenue, the decrease in costs as a percentage of revenue is expected due to the fixed nature of many of these expenses.

Cost of product sales increased by $152,000, or 4.9%, to $3.2 million for the three months ended March 31, 1998 from $3.1 million for the three months ended March 31, 1997. Cost of product sales as a percentage of product sales decreased to 83.0% for the three months ended March 31, 1998 from 105.0% for the three months ended March 31, 1997 primarily due to EPS's profits on product sales, and to a lesser extent due to decreasing cost to the Company of purchasing pagers for resale to its network customers. The Company also reduced the carrying cost of its inventory by $288,000 as of March 31, 1998 to the lower of cost or market compared to $787,000 as of March 31, 1997.

Cost of other services decreased by $61,000, or 3.0% to $2.0 million for the three months ended March 31, 1998 from $2.0 million for the three months ended March 31, 1997. The decrease in cost is primarily due to the decrease in revenues discussed above.

Selling, general and administrative expenses (S,G&A) decreased by $469,000, or 11.5%, to $3.6 million for the three months ended March 31, 1998 from $4.1 million for the three months ended March 31, 1997, and decreased as a percentage of total revenues to 37.5% for the three months ended March 31, 1998 from 50.4% for the three months ended March 31, 1997. Because the Company does not market directly to end-users, it does not incur subscriber-related acquisition costs and, accordingly, its S,G&A expenses do not increase in direct proportion to its revenue growth.

Depreciation and amortization increased by $114,000, or 6.9%, to $1.8 million for the three months ended March 31, 1998 from $1.6 million for the three months ended March 31, 1997 due to additional assets purchased or constructed for expansion into new markets, increased amortization of market entry costs as the Company opens new markets and they generate revenue, and amortization of goodwill primarily related to the acquisition of Mercury in January 1997. Depreciation and amortization decreased as a percentage of total revenues to 18.2% for the three months ended March 31, 1998 from 20.3% for the three months ended March 31, 1997.

Interest expense, net of capitalized amounts, increased by $100,000, or 44.0%, to $327,000 million for the three months ended March 31, 1998 from $227,000 for the three months ended March 31, 1997 due to the financing of the network buildout, and borrowings related to the January 1997 acquisition of Mercury.

Interest income decreased by $64,000 or 46.3% to $74,000 for the three months ended March 31, 1998 from $138,000 for the three months ended March 31, 1997 due to the higher level of funds available for investment in early 1997 as a result of the proceeds of the Company's IPO in March 1996.

                            PREFERRED NETWORKS, INC.

Net loss for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 decreased to $3.3 million from $4.7 million due to substantial increases in gross margin combined with decreases in S,G&A, as described above. The net loss attributable to common stock decreased due to the lower net loss, offset in part by higher accretion and dividends related to the Class A Redeemable Preferred Stock ("the Class A Preferred") and the Class B Senior Redeemable Preferred Stock ("the Class B Preferred"), issued in June 1997 and March 1998, respectively.

The net loss per share of Common Stock for the three months ended March 31, 1998 decreased to $0.24 from $0.30 for the three months ended March 31, 1997, due to the Company's decreased net loss, which was offset in part by higher accretion and dividends on the Company's outstanding preferred stock. All net loss per share amounts have been restated to conform to Statement of Financial Accounting Standards No. 128 and Staff Accounting Bulletin No. 98.


LIQUIDITY AND CAPITAL RESOURCES

The Company's expansion strategy has historically required substantial funds to finance the expansion of existing operations, the expansion into new markets as part of the nationwide build-out of its networks, the purchase of network assets and related FCC licenses, capital expenditures, debt service and general corporate purposes. Because the Company's network expansion is in its later stages, the Company expects that its capital expenditures in 1998 will be reduced compared to 1997. The timing and construction of additional markets will depend, among other things, on customer requirements and the timing and availability of capital.

The Company's net cash used in operations was $2.1 million and $5.4 million for the three months ended March 31, 1998 and 1997, respectively. The primary reasons for the reduction in net cash used in operations were the decrease in the net loss from operations and a decrease in accounts receivable compared to the prior year period.

Capital expenditures were $384,000 and $5.2 million for the three months ended March 31, 1998 and 1997, respectively, reflecting the later stage of the Company's network expansion. The Company has funded its expansion in the past by equity infusions, bank and finance company debt, loans from stockholders, and vendor and seller financing.

The Company has expanded and augmented its local and wide-area 157.740 MHz networks by purchasing and consolidating existing local network assets licensed on the 150 MHz, 450 MHz and 900 MHz frequency bands to offer additional capacity and flexibility to its customers.

In June 1997, the Company sold $15 million of Class A Preferred with warrants to certain stockholders. The Class A Preferred accrues cumulative dividends at a rate of 10.0% of its original principal value per annum. The holders of the Class A Preferred were issued warrants to purchase 11.5 million shares of Common Stock at an exercise price of $1.50 per share.

In March 1998, the Company sold $8.0 million of Class B Preferred with warrants to one institutional investor and certain of its existing stockholders. The Class B Preferred accrues cumulative dividends at a rate of 15.0% of its liquidation value, compounded annually. The holders of the Class B Preferred were issued warrants to purchase 5.4 million shares of Common Stock at an exercise price of $1.50 per share.

The Company has a secured credit facility for $12.0 million of vendor financing bearing interest at the five-year U.S. Treasury rate plus 6.5% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of March 31, 1998, there was $5.7 million outstanding under this facility with $5.7 million available.

                            PREFERRED NETWORKS, INC.


The Company has a secured credit facility for $5.0 million to finance paging system equipment from a finance company bearing interest between 10% and 11% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of March 31, 1998, there was $3.9 million outstanding under this facility with no additional availability.

The Company has a $11.0 million credit facility with a financial institution, which is to be used to finance paging network acquisitions and for general working capital purposes. The outstanding balance under this facility bears interest either of (i) 1% plus the higher of the Federal Funds Rate for each day plus 1/2% or prime, or (ii) LIBOR plus 3.75%, at the Company's option. Borrowings under this facility are secured by substantially all the assets of the Company. This credit facility contains various conditions and financial covenants, including but not limited to a requirement to maintain a minimum cash balance of $4 million at all times. The amount outstanding under this facility as of March 31, 1998 was $9.75 million, with $280,000 in additional availability. The Company amended this credit facility in March 1998 to increase its availability for working capital purposes by $1.75 million, bringing the total facility to $11.0 million. The amendment also extended the maturity of the facility with monthly installments of principal due beginning in February 1999, with the remaining principal balance due in July 2000.

At March 31, 1998, the Company had $10.7 million invested in short-term investment grade securities at various interest rates.

Management believes that cash and cash equivalents on hand together with the secured credit facilities described above, will be sufficient to meet the Company's working capital, capital expenditure and debt covenant requirements for at least the next twelve months without requiring additional vendor or other financing. The Company may need additional funds in the form of equity, bank debt or other debt financing in the future to execute its business plan. However, no assurances can be given that if additional funds are required, such funds will be available on terms acceptable to the Company, if at all, and the failure to obtain such funds could have a material adverse effect on the Company.

ACQUISITIONS

In January 1997, the Company acquired the stock of Mercury and its affiliated companies for a total purchase price of $14.2 million. The transaction was accounted for as a purchase as of January 31, 1997. Of this amount, the Company paid $10.0 million in cash and issued 624,321 shares of Common Stock. Mercury was a reseller-based paging carrier in the states of New York, New Jersey and Connecticut. Prior to closing, the Company earned revenues from Mercury under an agency agreement.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to acquisitions, construction and other business development activities, future capital expenditures, timing of the Company's need for additional capital, financing sources and availability and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly,

                            PREFERRED NETWORKS, INC.

such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the paging and wireless industries generally, risks relating to the Company's acquisition, construction and other business development activities, risks relating to technological change in the paging and wireless industries, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company), risks relating to the ability of the Company to obtain additional funds in the form of debt or equity, risks relating to the availability of transmitters, terminals, network project management services and network engineering support, fluctuations in interest rates, and the existence of and changes to federal and state laws and regulations.

                            PREFERRED NETWORKS, INC.





PART II - OTHER INFORMATION


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) As a result of the issuance of the Class B Preferred Stock, 5,333,336 shares of Class B Preferred are outstanding, which have dividend, voting, redemption, and liquidation rights which in some respects are superior to those of the Common Stock and the Class A Preferred.

(b) On March 17, 1998, the Company issued 5,333,336 shares of Class B Preferred and warrants to purchase 5,400,000 shares of Common Stock to one institutional investor and certain of the Company's existing stockholders for an aggregate consideration of $8,000,000 in cash. The transaction was exempt from the Securities Act of 1933 by reason of
         Section 4(2) thereof and Regulation D promulgated thereunder. The warrants are exercisable for five years and entitle the holder to purchase one share of Common Stock for $1.50 per share, subject to possible downward adjustment based on any private placement of the Company's Preferred or Common Stock.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

        10.1      Class B Senior Redeemable Stock Purchase Agreement dated as of
                  March 17, 1998, by and among the Company, Alta Communications
                  VI, L.P., Alta Comm S By S, LLC, Centennial Fund IV, L.P., PNC
                  Capital Corp., Saugatuck Capital Company Limited Partnership
                  III, Primus Capital Fund III Limited Partnership, Fleet Equity
                  Partners VI, L.P., Fleet Venture Resources, Inc., T/W Alfred
                  W. Putnam GST Exempt, Anne L. Putnam, Edward B. Putnam,
                  Custodian for Fitzgerald B. Putnam Under the Uniform Transfers to Minor Act, Pennsylvania, Webbmont Holdings L.P., Spotted
                  Dog Farm, L.P., RTM, Inc., Mark H. and Marcia M. Dunaway, and
                  John J. and Sylvia Hurley (incorporated by reference to
                  Exhibit 10.35 to the Company's Annual Report on Form 10-K for the 1997 fiscal year, filed on March 30, 1998).

        10.2      Fourth Amendment to Credit Agreement dated as of March 19,
                  1998, by and among the Company, PNI Systems, LLC, and NATIONSBANK, N.A., as successor to NationsBank, N.A. (South)
                  (incorporated by reference to Exhibit 10.36 to the Company's
                  Annual Report on Form 10-K for the 1997 fiscal year, filed on March 30, 1998).

        10.3      Second Amendment to Registration Rights Agreement dated as of
                  March 17, 1998 (incorporated by reference to Exhibit D of
                  Exhibit 10.35 to the Company's Annual Report on Form 10-K for the 1997 fiscal year, filed on March 30, 1998).

        27        Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K:

         The registrant did not file any reports on Form 8-K during the three months ended March 31, 1998.

                            PREFERRED NETWORKS, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PREFERRED NETWORKS, INC.


Date:  May 12, 1998                   By: /s/ Mark H. Dunaway
                                          -------------------------------------
                                          Mark H. Dunaway
                                          Chief Executive Officer



Date:  May 12, 1998                   By: /s/ Michael J. Saner
                                          -------------------------------------
                                          Michael J. Saner
                                          President



Date:  May 12, 1998                   By: /s/ Kathryn Loev Putnam
                                          -------------------------------------
                                          Kathryn Loev Putnam
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)