Form 10-Q
period 1998-06-30
PREFERRED NETWORKS INC
filed 1998-08-13
CIK 893335

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from__________________to____________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,334,377 shares of common stock, no par value, as of August 13, 1998.

                           PREFERRED NETWORKS, INC.

                               INDEX TO FORM 10-Q

 PART I.                 FINANCIAL INFORMATION                                                    PAGE
                                                                                                 NUMBER
                                                                                              -----------
              Item 1.    Financial Statements

                         Condensed Consolidated Balance Sheets, June 30, 1998
                         (Unaudited) and December 31, 1997....................................      3

                         Condensed Consolidated Statements of Operations for the
                         three and six months ended June 30, 1998 and 1997, respectively
                         (Unaudited)..........................................................      4

                         Condensed Consolidated Statements of Cash Flows for the six
                         months ended June 30, 1998 and 1997 (Unaudited)......................      5

                         Notes to Condensed Consolidated Financial Statements (Unaudited) ....      6

              Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations............................................      8

PART II.                 OTHER INFORMATION

              Item 4.    Submission of Matters to A Vote of Security Holders..................     13

              Item 6.    Exhibits and Reports on Form 8-K.....................................     13

                         Signatures...........................................................     14


                           PREFERRED NETWORKS, INC.


                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                          JUNE 30,              DECEMBER 31,
                                                                            1998                    1997
                                                                       ----------------        ----------------
                                                                         (UNAUDITED)

                                                   ASSETS

Current assets
   Cash and cash equivalents......................................       $  9,428,257           $    7,562,978
   Accounts receivable, net.......................................          3,657,401                3,969,026
   Inventory......................................................          3,330,074                2,890,647
   Prepaid expenses and other current assets......................            880,784                  325,130
                                                                         ------------           ------------
     Total current assets.........................................         17,296,516               14,747,781

Property and equipment, net.......................................         23,904,277               25,569,209
Goodwill, net.....................................................         12,900,590               13,396,459
FCC licenses, net.................................................          9,206,468                9,544,622
Other assets, net.................................................          2,732,643                2,974,409
                                                                         ============           ==============
                                                                         $ 66,040,494           $  66,232,480
                                                                         ============           ==============

                                  LIABILITIES, REDEEMABLE PREFERRED STOCK,
                                          AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable...............................................       $  1,915,319           $   3,091,994
   Accrued liabilities............................................            641,424                 832,656
   Accrued compensation...........................................            721,845                 797,302
   Current portion of notes payable and capital lease obligations.          2,598,028               2,123,248
                                                                         ------------           -------------
     Total current liabilities....................................          5,876,616               6,845,200

Notes payable and capital lease obligations, less current portion.         16,803,960              17,658,608

Class A Redeemable Preferred Stock, no par value, $1.50 per
   share redemption price; 13,500,000 shares authorized,
   10,000,000 shares issued and outstanding (including $750,000 and $808,333 of undeclared dividends in 1998 and 1997,
   respectively)..................................................         14,917,715              13,956,123

Class B Senior Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 5,500,000 shares authorized in
   1998, 5,333,336 shares issued and outstanding in 1998
   (including $345,161 of undeclared dividends in 1998)...........          7,369,703                       -
                                                                         ------------           -------------
     Total liabilities and Redeemable Preferred Stock.............         44,967,994              38,459,931

Stockholders' equity
   Preferred stock, no par value, 11,000,000 and 16,500,000 shares authorized in 1998 and 1997, respectively; no shares issued
     and outstanding..............................................                  -                       -
   Common Stock, no par value, 100,000,000 shares authorized
     in 1998 and 1997; 16,334,377 and 16,200,552 issued and
     outstanding in 1998 and 1997, respectively...................         62,770,130              62,900,973
   Accretion of Redeemable Preferred Stock. ......................           (516,860)               (245,726)
   Accumulated deficit............................................        (41,180,770)            (34,882,698)
                                                                         ------------           -------------
                                                                           21,072,500              27,772,549
                                                                         ============           =============
                                                                         $ 66,040,494           $  66,232,480
                                                                         ============           =============


           See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.


               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                          --------------------------------   --------------------------------
                                                               1998             1997              1998              1997
                                                          ---------------  ---------------   ---------------   ---------------
Revenues
     Network services................................     $ 3,295,398      $  3,250,921      $ 6,558,416       $ 5,816,509
     Product sales...................................       3,620,890         3,473,108        7,515,484         6,406,433
     Other services..................................       2,946,601         2,864,809        5,453,466         5,482,247
                                                          -----------      ------------      -----------       -----------
              Total revenues.........................       9,862,889         9,588,838       19,527,366        17,705,189

Costs of revenues

     Network services ...............................       2,186,420         2,195,442        4,340,792         4,103,650
     Product sales...................................       3,104,771         3,558,806        6,337,071         6,638,724
     Other services..................................       2,254,080         2,358,656        4,218,760         4,384,817
                                                          -----------      ------------      -----------       -----------
              Total costs of revenues................       7,545,271         8,112,904       14,896,623        15,127,191
                                                          -----------      ------------      -----------       -----------
Gross margin.........................................       2,317,618         1,475,934        4,630,743         2,577,998

Selling, general and administrative expenses.........       3,493,616         4,127,679        7,116,663         8,219,955
Depreciation and amortization........................       1,631,602         1,803,814        3,391,255         3,449,716
Other expenses                                                      -           277,707                -           277,707
                                                          -----------      ------------      -----------       -----------
              Operating loss.........................      (2,807,600)       (4,733,266)      (5,877,175)       (9,369,380)
Interest expense.....................................        (294,450)         (379,587)        (621,033)         (606,383)
Interest income......................................         125,867            79,152          200,262           217,588
                                                          -----------       -----------      -----------       -----------
              Net loss...............................      (2,976,183)       (5,033,701)      (6,297,946)       (9,758,175)

Accretion of Redeemable Preferred Stock..............        (159,241)          (34,769)        (271,134)          (34,769)
Redeemable Preferred Stock dividend requirements.....        (675,000)          (58,333)      (1,095,161)          (58,333)
                                                          -----------       -----------      -----------       -----------
              Net loss attributable to Common Stock..     $(3,810,424)     $ (5,126,803)     $(7,664,241)      $(9,851,277)
                                                          ===========      ============      ===========       ===========

Net loss per share of Common Stock...................     $     (0.23)     $      (0.32)     $     (0.47)      $     (0.62)
                                                          ===========      ============      ===========       ===========
Weighted average number of common shares
   used in calculating net loss per share of
   Common Stock......................................      16,242,004        16,099,603       16,210,627        15,979,804
                                                          ===========      ============      ===========       ===========


           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                      -----------------------------------------
                                                                            1998                    1997
                                                                      -----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................................ $    (6,297,947)         $    (9,758,175)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.....................................       3,391,255                3,449,716
   Bad debt expense..................................................         157,663                  265,695
   Stock option and restricted stock grant compensation expense......          33,162                  244,455
   Changes in operating assets and liabilities:
     Accounts receivable.............................................         153,827               (1,567,252)
     Inventory.......................................................        (461,527)               1,444,981
     Prepaid expenses and other assets...............................         (50,048)                (280,328)
     Accounts payable................................................      (1,176,675)                (860,133)
     Accrued liabilities.............................................        (191,232)                (184,864)
     Accrued compensation............................................         (75,457)                  65,325
                                                                      ---------------          ---------------
       Net cash used in operating activities.........................      (4,516,979)              (7,180,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment...............................................        (851,603)              (3,734,426)
Purchases of other assets and FCC licenses...........................        (346,667)                (762,900)
Payment for acquisitions, net of cash acquired.......................               -              (10,629,768)
                                                                      ---------------          ---------------
       Net cash used in investing activities.........................      (1,198,270)             (15,127,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.............................................         900,000               10,000,000
Repayments of borrowings.............................................        (995,627)              (1,234,002)
Payment of deferred loan costs ......................................        (220,000)                       -
Net proceeds from issuance of Redeemable Preferred Stock ............       6,965,000                2,884,553
Net proceeds from issuance of Common Stock purchase warrants.........         810,000                1,930,963
Issuance of Common Stock upon exercise of stock options..............         121,155                        -
                                                                      ---------------          ---------------
       Net cash provided by financing activities.....................       7,580,528               13,581,514

Net increase (decrease) in cash and cash equivalents.................       1,865,279               (8,726,160)
Cash and cash equivalents, beginning of period.......................       7,562,978               21,645,354
                                                                      ---------------          ---------------
Cash and cash equivalents, end of period............................. $     9,428,257          $    12,919,194
                                                                      ===============          ===============


           See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

1.     THE COMPANY

       Preferred Networks, Inc. ("PNI"), headquartered in metropolitan Atlanta, provides outsourcing solutions to the wireless industry which allow companies to offer branded wireless services directly to subscribers, while relying on PNI to provide high-quality network, technical, and product services. PNI offers its services through its Network Services Division, a provider of wholesale paging network service as one of the largest carrier's carriers in the U.S., and through its wholly-owned subsidiaries: Preferred Technical Services, Inc. ("PTS"), a provider of paging network equipment installation, maintenance and engineering services; and EPS Wireless, Inc. ("EPS"), a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services.

       The Company has formed wholly-owned subsidiaries and limited liability companies to execute certain business transactions. All significant intercompany activity has been eliminated.

2.     BASIS FOR PRESENTATION

       The interim condensed consolidated financial information contained herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include in the opinion of management, all adjustments, which are of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These financial statements and related notes should be read in conjunction with the financial statements and notes as of December 31, 1997, included in the Company's Annual Report on Form 10-K (File No. 0-27658). Results of operations for the periods presented herein are not necessarily indicative of results to be expected for the full year or any other interim period.

3.     SUPPLEMENTAL CASH FLOW INFORMATION

       Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. Cash payments made for interest during the six months ended June 30, 1998 and 1997 were approximately $622,000 and $575,000, respectively. There were no significant federal or state income taxes paid or refunded for the six months ended June 30, 1998 and 1997.

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

                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                            ----------------------------------
                                                  1998               1997
                                            ---------------     --------------
           Common Stock Options...........    2,134,113           1,772,023
           Common Stock Warrants..........   17,322,353          11,922,354
           Unvested Restricted Stock......       69,000              60,000
                                            ------------        ------------
           Total..........................   19,525,466          13,754,377
                                            ============        ============

                            PREFERRED NETWORKS, INC.

5.     ACQUISITIONS

       In January 1997, the Company acquired the stock of Mercury Paging & Communications, Inc. ("Mercury") and its affiliated companies for approximately $14.2 million of which approximately $10.0 million was paid in cash and the remainder by the issuance of 624,321 shares of Common Stock. Proceeds from the Comprevolving credit facility which were drawn in December 1996 were used to fund the majority of the cash portion of the purchase price, with working capital being used to fund the remainder. The transaction was accounted for as a purchase as of January 31, 1997. Mercury is a reseller-based paging carrier in the states of New York, New Jersey, and Connecticut. Prior to closing, the Company earned revenues from Mercury under an agency agreement.

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

7.     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which establishes standards for the way public business enterprises report information about operating segments in their financial statements. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for annual financial statements for periods beginning after December 15, 1997. The Company will adopt FAS 131 in 1998 and does not expect the effect of adoption to be material to its consolidated financial statements but additional disclosures may be required.

       In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. In addition, SOP 98-5 requires a write-off of any previously capitalized start-up or organization costs, and must be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective January 1, 1999. The Company will adopt SOP 98-5 by the required date and will write off the unamortized balance of its market entry costs and cease to capitalize such costs at that time. Market entry costs net of accumulated amortization at June 30, 1998 were approximately $1.9 million. Additional amounts capitalized, net of amortization expense, during the three months ended June 30, 1998 and 1997 were ($20,000) and $226,000, respectively, and during the six months ended June 30, 1998 and 1997 were ($117,000) and $451,000, respectively.

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

The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the three months and the six months ended June 30, 1998 and 1997, respectively, as a percentage of total revenues.


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                  -------------------------------  ------------------------------
                                                      1998             1997            1998            1997
                                                  --------------  ---------------  --------------  --------------
Revenues
   Network services ...........................         33.4%           33.9%             33.6%           32.9%
   Product sales...............................         36.7            36.2              38.5            36.2
   Other services..............................         29.9            29.9              27.9            30.9
                                                  -------------   -------------    -------------   -------------
     Total revenues............................        100.0           100.0             100.0           100.0

Cost of revenues
   Network services ...........................         22.3            22.9              22.2            23.2
   Products sales..............................         31.5            37.1              32.4            37.5
   Other services .............................         22.9            24.6              21.6            24.7
                                                  --------------  ---------------  --------------  -------------
     Total cost of revenues....................         76.7            84.6              76.2            85.4
Gross margin                                            23.3            15.4              23.8            14.6

Selling, general and administrative expenses...         35.4            43.0              36.4            46.4
Depreciation and amortization..................         16.5            18.8              17.4            19.5
Other expenses                                            -              2.9                -              1.6
                                                  --------------  ---------------  --------------  --------------
     Operating loss............................        (28.6)          (49.3)            (30.0)          (52.9)
Interest expense...............................         (3.0)           (4.0)             (3.2)           (3.4)
Interest income................................          1.3             0.8               1.0             1.2
                                                  --------------  ---------------  --------------  --------------
     Net loss .................................        (30.3)%         (52.5)%           (32.2)%         (55.1)%
                                                  ==============  ===============  ==============  ==============
EBITDA.........................................        (11.9)%         (30.5)%           (12.7)%         (33.4)%
                                                  ==============  ===============  ==============  ==============

     The table below provides information about the Company's units in service on the Company's networks by customer type.


                                                             JUNE 30,                 PERCENTAGE INCREASE IN
                                                  -------------------------------  ------------------------------
                                                       1998             1997            1998            1997
                                                  --------------  ---------------  --------------  --------------
Units in service
  Reseller units...............................       317,446         317,386           4.4%           121.5%
  Colocation/interconnection units.............       184,070         107,605          22.2%           137.9%
                                                  --------------  ---------------
   Total units in service......................       501,516         424,991          10.3%            97.0%
                                                  ==============  ===============

                            PREFERRED NETWORKS, INC.


RESULTS OF OPERATIONS

Total revenues increased by $274,000, or 2.9%, to $9.9 million for the three months ended June 30, 1998 from $9.6 million for the three months ended June 30, 1997. Total revenues increased by $1.8 million, or 10.3%, to $19.5 million for the six months ended June 30, 1998 from $17.7 million for the six months ended June 30, 1997.

Revenues from network services increased by $44,000, or 1.4%, to $3.3 million for the three months June 30, 1998 from $3.3 million for the three months ended June 30, 1997. Revenues from network services increased by $742,000, or 12.7%, to $6.6 million for the six months ended June 30, 1998 from $5.8 million for the six months ended June 30, 1997. The Company has experienced an increase in network services revenue as unit growth and the associated recurring revenue stream have continued both in existing markets and in new markets as well as from the acquisition of Mercury Paging & Communications, Inc., ("Mercury"), a reseller-based paging carrier acquired in January 1997. The Company expanded to 27 markets at June 30, 1998 from 23 markets at June 30, 1997. Units in service increased by 76,525, or 18.0%, to 501,516 from 424,991 over the prior year three month period. Airtime revenue per unit decreased by $0.37 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Airtime revenue per unit decreased by $0.23 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This decrease is primarily due to an increase in units in service from colocation/interconnection customers as a percentage of total units in service. The Company incurs minimal marginal cost in supplying only airtime to its colocation/interconnection customers and therefore charges these customers substantially less per unit in service per month than it charges its reseller customers.

Revenues from product sales increased by $148,000, or 4.3%, to $3.6 million for the three months June 30, 1998 from $3.5 million for the three months ended June 30, 1997. Revenues from product sales increased by $1.1 million, or 17.3%, to $7.5 million for the six months ended June 30, 1998 from $6.4 million for the six months ended June 30, 1997. The increase in revenues from product sales resulted from growth during 1998 of sales of new, used and refurbished pager and cellular products.

Other services revenues increased by $82,000, or 2.9%, to $2.9 million for the three months ended June 30, 1998 from $2.9 million for the three months ended June 30, 1997. Other services revenues decreased by $29,000 or 0.1%, to $5.5 million for the six months ended June 30, 1998. The decrease for the six months ended June 30, 1998 is primarily due to decreased revenue charged per unit for pager repair and refurbishment services, at EPS, which the Company believes will be offset in the future by higher volumes of units serviced. This decrease is offset in the second quarter of 1998 by increases in technical services revenue at PTS.

Cost of network services decreased by $9,000, or 0.4%, to $2.2 million for the three months ended June 30, 1998 from $2.2 million for the three months ended June 30, 1997, and decreased as a percentage of network services revenue to 66.3% for the three months ended June 30, 1998 from 67.5% for the three months ended June 30, 1997. Cost of network services increased by $237,000, or 5.8%, to $4.3 million for the six months ended June 30, 1998, but decreased as a percentage of network services revenue to 66.2% for the six months ended June 30, 1998 from 70.6% for the six months ended June 30, 1997. As markets generate increased revenue, the decrease in costs as a percentage of revenue is expected due to the fixed nature of many of these expenses.

Cost of product sales decreased by $454,000, or 12.8%, to $3.1 million for the three months ended June 30, 1998 from $3.6 million for the three months ended June 30, 1997. Cost of product sales decreased by $302,000, or 4.5%, to $6.3 million for the six months ended June 30, 1998 from $6.6 million for the six months ended June 30, 1997. Cost of product sales as a percentage of product sales decreased to 85.7% for the three months ended June 30, 1998 from 102.5% for the three months ended June 30, 1997. Cost of product sales decreased primarily due to EPS's profitable product sales, and to a lesser extent due to decreasing losses on pagers sold to its network customers. The Company also reduced the carrying cost of its inventory by $186,000 as of June 30, 1998 to the lower of cost or market compared to a $612,000 writedown as of June 30, 1997.

Cost of other services decreased by $105,000, or 4.4% to $2.3 million for the three months ended June 30, 1998 from $2.4 million for the three months ended June 30, 1997. Cost of other services decreased by $166,000, or 3.8%, to $4.2 million for the six months ended June 30, 1998 from $4.4 million for the six months ended June 30, 1997. The decrease in cost of other services is primarily due to the decrease in pager repair and refurbishment services revenue offset in part by increases in costs associated with increased technical services revenues.

Selling, general and administrative expenses (SG&A) decreased by $912,000, or 20.7%, to $3.5 million for the three months ended June 30, 1998 from $4.1 million for the three months ended June 30, 1997. SG&A decreased as a percentage of total revenues to 35.4% for the three months ended June 30, 1998 from 43.0% for the three months ended June 30 1998. SG&A expenses decreased to $7.1 million for

                           PREFERRED NETWORKS, INC.


the six months ended June 30, 1998 from $8.5 million for the six months ended June 30, 1997. The decrease in SG&A expenses is primarily due to certain non-recurring severance expenses incurred in the second quarter of 1997 related to personnel cost reduction measures. SG&A decreased as a percentage of total revenues to 36.4% for the six months ended June 30, 1998, from 48.0% for the six months ended June 30, 1997. The decrease in SG&A expenses is primarily due to personnel cost reduction measures taken in the second quarter of 1997. In addition, because the Company does not market directly to end-users, it does not incur subscriber-related acquisition costs and, accordingly, its SG&A expenses do not increase in direct proportion to its revenue growth.

Depreciation and amortization decreased by $172,000, or 9.5%, to $1.6 million for the three months ended June 30, 1998 from $1.8 million for the three months ended June 30, 1997. Depreciation and amortization decreased as a percentage of total revenues to 16.5% for the three months ended June 30, 1998 from 18.8% for the three months ended June 30, 1997. Depreciation and amortization decreased by $58,000 or 1.7%, to $3.4 million for the six months ended June 30, 1998 from $3.4 million for the six months ended June 30, 1997. Depreciation and amortization decreased as a percentage of total revenues to 17.4% for the six months ended June 30, 1998 from 19.5% for the six months ended June 30, 1977. Depreciation and amortization decreased primarily due to less amortization expense incurred in the current year as market start-up costs become fully amortized offset in part by increased depreciation expense on additional assets placed in service in 1998.

Other expenses decreased by $278,000, or 100.0% to $0 for the three and six months ended June 30, 1998. The decrease is due to certain non-recurring severance expenses incurred in the second quarter of 1997 related to personnel cost reduction measures.

Interest expense, net of capitalized amounts, decreased by $85,000, or 22.4%, to $294,000 for the three months ended June 30, 1998 from $380,000 for the three months ended June 30, 1997. Interest expense increased $15,000, or 2.4%, to $621,000 for the six months ended June 30, 1998, from $606,000 for the six months ended June 30, 1997 due to the financing of the network buildout and borrowings related to the January 1997 acquisition of Mercury.

Interest income increased by $47,000 or 59.0% to $126,000 for the three months ended June 30, 1998 from $79,000 for the three months ended June 30, 1997. Interest income decreased $17,000, or 8.0%, to $200,000 for the six months ended June, 30, 1998 from $218,000 for the six months ended June 30, 1997.

Net loss for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 decreased to $3.0 million from $5.0 million. Net loss for the six months ended June 30, 1998, as compared with the six months ended June 30, 1997 decreased to $6.3 million from $9.8 million due to substantial increases in gross margin combined with decreases in SG&A, as described above. The net loss attributable to Common Stock decreased due to the lower net loss, offset in part by higher accretion and dividends related to the Class A Redeemable Preferred Stock ("the Class A Preferred") and the Class B Senior Redeemable Preferred Stock ("the Class B Preferred"), issued in June 1997 and March 1998, respectively.

The net loss per share of Common Stock for the three months ended June 30, 1998 decreased to $0.23 from $0.32 for the three months ended June 30, 1997. The net loss per share of Common Stock for the six months ended June 30, 1998 decreased to $0.47 from $0.62 for the same six months ended in 1997, due to the Company's decreased net loss, which was offset in part by higher accretion and dividends on the Company's outstanding preferred stock. All prior year net loss per share amounts have been restated to conform to Statement of Financial Accounting Standards No. 128 and Staff Accounting Bulletin No. 98.

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

 The Company's net cash used in operations was $4.5 million and $7.2 million for the six months ended June 30, 1998 and 1997, respectively. The primary reasons for the reduction in net cash used in operations were the decrease in the net loss from operations and a decrease in accounts receivable compared to the prior year period.

 Capital expenditures were $852,000 and $3.7 million for the six months ended June 30, 1998 and 1997, respectively, reflecting the later stage of the Company's network expansion. The Company has funded its expansion in the past by equity infusions, bank and finance company debt, loans from stockholders, and vendor and seller financing.

 In 1997 and prior years, the Company expanded and augmented its local and wide-area 157.740 MHz networks by purchasing and consolidating existing local network assets licensed on the 150 MHz, 450 MHz and 900 MHz

                            PREFERRED NETWORKS, INC.


frequency bands to offer additional capacity and flexibility to its customers.

In June 1997, the Company sold $15 million of Class A Preferred with warrants to certain existing stockholders. The Class A Preferred accrues cumulative dividends at a rate of 10.0% of its original principal value per annum. The holders of the Class A Preferred were issued warrants to purchase 11.5 million shares of Common Stock at an exercise price of $1.50 per share. No dividends on the Class A Preferred have been paid as of June 30, 1998.

 In March 1998, the Company sold $8.0 million of Class B Preferred with warrants to one institutional investor and certain of its existing stockholders. The Class B Preferred accrues cumulative dividends at a rate of 15.0% of its liquidation value, compounded annually. The holders of the Class B Preferred were issued warrants to purchase 5.4 million shares of Common Stock at an exercise price of $1.50 per share. No dividends on the Class B Preferred have been paid as of June 30, 1998.

The Company has a secured credit facility for $12.0 million of vendor financing bearing interest at the five-year U.S. Treasury rate plus 6.5% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of June 30, 1998, there was $5.5 million outstanding under this facility with $5.7 million available.

 The Company has a secured credit facility for $5.0 million to finance paging system equipment from a finance company bearing interest between 10% and 11% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of June 30, 1998, there was $3.4 million outstanding under this facility with no additional availability.

The Company has a $11.0 million credit facility with a financial institution, which is to be used to finance paging network acquisitions and for general working capital purposes. The outstanding balance under this facility bears interest at either (i) 1% plus the higher of the Federal Funds Rate for each day plus 1/2% or prime, or (ii) LIBOR plus 3.75%, at the Company's option. Borrowings under this facility are secured by substantially all the assets of the Company. This credit facility contains various conditions and financial covenants, including but not limited to a requirement to maintain a minimum cash balance of $4 million at all times. The amount outstanding under this facility as of June 30, 1998 was $10.0 million, with $118,000 in additional availability.

 At June 30, 1998, the Company had $7.6 million invested in short-term investment grade securities at various interest rates.

 Management believes that cash and cash equivalents on hand together with the secured credit facilities described above, will be sufficient to meet the Company's working capital, capital expenditure and debt covenant requirements to the end of the second quarter of 1999 without requiring additional vendor or other financing. The Company may need additional funds in the form of equity, bank debt or other debt financing in the future to execute its business plan. However, no assurances can be given that if additional funds are required, such funds will be available on terms acceptable to the Company, if at all, and the failure to obtain such funds could have a material adverse effect on the Company.

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

 The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. Although the Company's evaluation is continuing, the Company currently believes that most of its software is already Year 2000 compliant and the cost, if any, of modifying its remaining software will not be material, or require extensive time.

                            PREFERRED NETWORKS, INC.



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

                            PREFERRED NETWORKS, INC.



PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 28, 1998, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting:

(a) The shareholders approved the Company's 1995 Stock Option Plan, as amended.

    Votes Cast For. . . . . . . . . . . . . . . . . . . . . .  25,905,078
    Votes Cast Against. . . . . . . . . . . . . . . . . . . .   1,805,111
    Abstentions/Broker Non-Votes. . . . . . . . . . . . . . .       6,800

(b) The shareholders elected Robert Van Degna, Jeffrey H. Schutz, and Robert
    F. Benbow as Class II directors until the annual meeting of shareholders in 2001 or until their successors are elected and shall have been qualified. In addition, the shareholders elected Richard P. Campbell, Jr. as a Class III director until the annual meeting of shareholders in 1999 or until his successor is elected and shall have been qualified.


                                    Van Degna          Schutz            Benbow          Campbell
                                    ---------        ----------        ---------        ----------
     Votes cast For. . . . . . . .  29,700,478       29,700,478        5,293,336        10,000,000
     Abstentions/Broker
      Non-Votes. . . . . . . . . .       7,400            7,400

    In addition to Messrs. Van Degna, Schutz, Benbow, and Campbell, the terms of Mark H. Dunaway, Michael J. Saner, William H. Bang, John J. Hurley, and Ronald W. White (who are Class I and III directors) continued after the Company's 1998 annual meeting of the shareholders.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit:

        27        Financial Data Schedule (for SEC use only)

(b)     Reports on Form 8-K:

        The registrant did not file any reports on Form 8-K during the three months ended June 30, 1998.

                            PREFERRED NETWORKS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PREFERRED NETWORKS, INC.

Date:  August 13, 1998    By: /s/ Mark H. Dunaway
                              -------------------------------------------------
                              Mark H. Dunaway
                              Chief Executive Officer

Date:  August 13, 1998    By: /s/ Michael J. Saner
                              -------------------------------------------------
                              Michael J. Saner
                              President

Date:  August 13, 1998    By: /s/ Kathryn Loev Putnam
                              -------------------------------------------------
                              Kathryn Loev Putnam
                              Senior Vice President and Chief Financial Officer (Principal Financial Officer and
                              Principal Accounting Officer)