Form 10-Q
period 1998-09-30
PREFERRED NETWORKS INC
filed 1998-11-16
CIK 893335

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,334,377 shares of common stock, no par value, as of November 16, 1998.

                            PREFERRED NETWORKS, INC.
                               INDEX TO FORM 10-Q

                                                                                                 PAGE
                                                                                                NUMBER
                                                                                               --------
PART I.                FINANCIAL INFORMATION

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets, September 30, 1998
                       (Unaudited) and December 31, 1997.........................................  3

                       Condensed Consolidated Statements of Operations for the
                       three and nine months ended September 30, 1998 and 1997 (Unaudited).......  4

                       Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 (Unaudited)......................  5

                       Notes to Condensed Consolidated Financial Statements (Unaudited)..........  6

            Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................................  8

PART II.               OTHER INFORMATION

            Item 3.     Defaults Upon Senior Securities.......................................... 14

            Item 6.    Exhibits and Reports on Form 8-K.......................................... 14

                       Signatures................................................................ 15

                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                             1998                    1997
                                                                       ----------------        ---------------
                                                                         (UNAUDITED)
                                                   ASSETS
Current assets
   Cash and cash equivalents......................................      $   7,254,046           $    7,562,978
   Accounts receivable, net.......................................          4,592,681                3,969,026
   Inventory......................................................          2,800,707                2,890,647
   Prepaid expenses and other current assets......................            601,605                  325,130
                                                                        -------------           --------------
     Total current assets.........................................         15,249,039               14,747,781

Property and equipment, net.......................................         23,054,403               25,569,209
Goodwill, net.....................................................         12,664,085               13,396,459
FCC licenses, net.................................................          9,037,205                9,544,622
Other assets, net.................................................          2,672,533                2,974,409
                                                                        -------------           --------------
                                                                        $  62,677,265           $   66,232,480
                                                                        =============           ==============

                                  LIABILITIES, REDEEMABLE PREFERRED STOCK,
                                          AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable...............................................      $   2,428,964           $    3,091,994
   Accrued liabilities............................................            854,551                  832,656
   Accrued compensation...........................................          1,157,369                  797,302
   Current portion of notes payable and capital lease obligations.          3,367,166                2,123,248
                                                                       --------------           --------------
     Total current liabilities....................................          7,808,050                6,845,200

Notes payable and capital lease obligations, less current portion.         15,756,696               17,658,608

Class A Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 13,500,000 shares authorized, 10,000,000 shares issued and outstanding (including $1,125,000
   and $808,333 of undeclared dividends in 1998 and 1997,
   respectively)..................................................         15,398,512               13,956,123

Class B Senior Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 5,500,000 shares authorized in
   1998, 5,333,336 shares issued and outstanding in 1998 (including
   $645,161 of undeclared dividends in 1998)......................          7,738,848                        -
                                                                       --------------          ---------------
     Total liabilities and Redeemable Preferred Stock.............         46,702,106               38,459,931

Stockholders' equity
   Preferred stock, no par value, 11,000,000 and 16,500,000 shares authorized in 1998 and 1997, respectively; no shares issued
     and outstanding..............................................                  -                       -
   Common Stock, no par value, 100,000,000 shares authorized
     in 1998 and 1997; 16,334,377 and 16,200,552 issued and
     outstanding in 1998 and 1997, respectively...................         62,111,712              62,900,973
   Accretion of Redeemable Preferred Stock .......................           (673,136)               (245,726)
   Accumulated deficit............................................        (45,463,417)            (34,882,698)
                                                                       --------------          --------------
                                                                           15,975,159              27,772,549
                                                                       --------------          --------------
                                                                         $ 62,677,265            $ 66,232,480
                                                                       ==============          ==============

           See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                          --------------------------------   --------------------------------
                                                               1998             1997              1998            1997
                                                          ---------------  ---------------   --------------- ---------------
Revenues
     Network services.................................... $   3,327,732    $    3,268,100    $   9,886,147   $   9,084,609
     Product sales.......................................     3,691,127         3,117,006       11,206,610       9,523,439
     Other services......................................     2,138,275         2,238,402        7,591,740       7,720,649
                                                          -------------    --------------    -------------   -------------
              Total revenues.............................     9,157,134         8,623,508       28,684,497      26,328,697

Costs of revenues
     Network services ...................................     2,160,812         2,030,025        6,501,601       6,133,675
     Product sales.......................................     3,627,789         3,201,164        9,964,860       9,839,889
     Other services......................................     1,880,945         2,413,007        6,099,704       6,797,824
                                                          -------------    --------------    -------------   -------------
              Total costs of revenues....................     7,669,546         7,644,196       22,566,165      22,771,388
                                                          -------------    --------------    -------------   -------------
Gross margin.............................................     1,487,588           979,312        6,118,332       3,557,309

Selling, general and administrative expenses.............     3,758,628         3,961,669       10,875,292      12,181,624
Depreciation and amortization............................     1,582,525         1,845,949        4,973,780       5,295,665
Other expenses...........................................       169,637                 -          169,637         277,707
                                                          -------------    --------------    -------------   -------------
              Operating loss.............................    (4,023,202)       (4,828,306)      (9,900,377)    (14,197,687)
Interest expense.........................................      (349,346)         (323,050)        (970,381)       (929,432)
Interest income..........................................        89,776           136,411          290,039         353,999
                                                          -------------    --------------    -------------   -------------
              Net loss...................................    (4,282,772)       (5,014,945)     (10,580,719)    (14,773,120)

Accretion of Redeemable Preferred Stock..................      (155,642)         (105,797)        (426,776)       (140,566)
Redeemable Preferred Stock dividend requirements.........      (675,000)         (375,000)      (1,770,161)       (433,333)
                                                          -------------    --------------    -------------   -------------
              Net loss attributable to Common Stock...... $  (5,113,414)   $   (5,495,742)   $ (12,777,656)  $ (15,347,019)
                                                          =============    ==============    =============   =============


Net loss per share of Common Stock....................... $        (.32)   $         (.34)   $        (.79)  $        (.96)
                                                          =============    ==============    =============   =============

Weighted average number of common shares
   used in calculating net loss per share of
   Common Stock..........................................    16,265,377        16,194,512       16,228,877      16,067,527
                                                          =============    ==============    =============   =============




           See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                      -----------------------------------------
                                                                             1998                     1997
                                                                      -----------------        ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................................ $   (10,580,719)         $   (14,773,120)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.....................................       4,973,780                5,291,601
   Bad debt expense..................................................         319,829                  425,015
   Stock option and restricted stock grant compensation expense......          49,744                  261,036
   Changes in operating assets and liabilities:
     Accounts receivable.............................................        (792,819)              (1,520,073)
     Inventory.......................................................          67,840                1,992,427
     Prepaid expenses and other assets...............................         215,427                  (15,663)
     Accounts payable................................................        (663,027)                (562,360)
     Accrued liabilities.............................................         158,899                 (596,204)
     Accrued compensation............................................         360,067                  188,486
                                                                      ---------------          ---------------
       Net cash used in operating activities.........................      (5,890,979)              (9,308,855)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment...............................................      (1,298,607)              (3,556,756)
Purchases of other assets and FCC licenses...........................        (440,413)              (1,224,584)
Payment for acquisitions, net of cash acquired.......................               -              (10,629,768)
                                                                      ---------------          ---------------
       Net cash used in investing activities.........................      (1,739,020)             (15,431,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.............................................       1,000,000               10,000,000
Repayments of borrowings.............................................      (1,373,754)              (1,616,872)
Payment of deferred loan costs ......................................        (220,000)                       -
Net proceeds from issuance of Redeemable Preferred Stock ............       6,983,666                2,884,553
Net proceeds from issuance of Common Stock purchase warrants.........         810,000                1,930,963
Issuance of Common Stock upon exercise of stock options..............         121,155                    6,808
                                                                      ---------------          ---------------
       Net cash provided by financing activities.....................       7,321,067               13,205,452

Net decrease in cash and cash equivalents............................        (308,932)             (11,534,511)
Cash and cash equivalents, beginning of period.......................       7,562,978               21,645,354
                                                                      ---------------          ---------------
Cash and cash equivalents, end of period............................. $     7,254,046          $    10,110,843
                                                                      ===============          ===============



           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)


1.   THE COMPANY

     Preferred Networks, Inc. ("PNI" or "the Company"), headquartered in metropolitan Atlanta, provides outsourcing solutions to the wireless industry which allow companies to offer branded wireless services directly to subscribers, while relying on PNI to provide high-quality network, technical, and product services. PNI offers its services through its Network Services Division, PNI Access Services ("Access"), a provider of wholesale paging network service as one of the largest carrier's carriers in the U.S., and through its wholly-owned subsidiaries: Preferred Technical Services, Inc. ("PTS"), a provider of paging network equipment installation, maintenance and engineering services; and EPS Wireless, Inc. ("EPS"), a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services.

     The Company has formed wholly-owned subsidiaries and limited liability companies to execute certain business transactions. All significant intercompany activity has been eliminated.

2.   BASIS FOR PRESENTATION

     The interim condensed consolidated financial information contained herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and includes in the opinion of management, all adjustments, which are of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These financial statements and related notes should be read in conjunction with the financial statements and notes as of December 31, 1997, included in the Company's Annual Report on Form 10-K (File No. 0-27658). Results of operations for the periods presented herein are not necessarily indicative of results to be expected for the full year or any other interim period.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. Cash payments made for interest, net of capitalized interest, during the nine months ended September 30, 1998 and 1997 were approximately $969,000 and $856,000, respectively. There were no significant federal or state income taxes paid or refunded for the nine months ended September 30, 1998 and 1997.

4.   LOSS PER SHARE

     Net loss per share was computed and restated, in the case of periods prior to the fourth quarter of 1997, using the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share, and Staff Accounting Bulletin No. 98. Net loss per share-basic was computed by dividing net loss attributable to common stock by the weighted average number of shares of common stock outstanding during the period excluding unvested shares of restricted stock. The denominator for net loss per share-diluted also considers the dilutive effect of outstanding stock options, warrants, and convertible preferred stock. Due to the Company's net loss, the amounts reported for basic and diluted are the same. The following securities could potentially dilute basic earnings per share in the future and were not included in the computation of diluted net loss per share because they would have been antidilutive for the periods presented:


                                                           Nine Months ended
                                                             September 30,
                                                  ---------------------------------
                                                       1998               1997
                                                  --------------      -------------
                 Common Stock Options                  2,534,064          2,142,047
                 Common Stock Warrants                17,322,353         11,922,353
                 Unvested Restricted Stock                69,000             60,000
                                                  --------------      -------------
                 Total Securities                     19,925,417         14,070,400
                                                  ==============      =============

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

6. ISSUANCE OF CLASS B SENIOR REDEEMABLE PREFERRED STOCK AND COMMON STOCK PURCHASE WARRANTS

     In March 1998, the Company issued 5,333,336 shares of Class B Senior Redeemable Preferred Stock (the "Class B Preferred") and warrants to purchase up to 5.4 million shares of Common Stock for a total purchase price of $8 million. Dividends accrue at the rate of 15% per annum, are cumulative and compound annually. The Class B Preferred may be redeemed at any time at the option of the Company at a price equal to $1.50 per share plus accrued dividends. In addition, if the holders so demand, five years from the date of issuance, the Class B Preferred must be redeemed by the Company at a price equal to $1.50 per share plus accrued dividends. In the event of redemption of the Company's Class A Redeemable Preferred Stock (the "Class A Preferred"), the Company must simultaneously redeem the Class B Preferred. Each warrant is exercisable for five years following the issuance of the Class B Preferred and entitles the holder to purchase one share of Common Stock for $1.50 per share subject to possible downward adjustment based on any private placement of the Company's Preferred or Common Stock for less than $1.50 per share. The Class B Preferred is recorded at cost, net of expenses, plus accretion and undeclared dividends.

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

     In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. In addition, SOP 98-5 requires a write-off of any previously capitalized start-up or organization costs, and must be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective January 1, 1999. The Company will adopt SOP 98-5 effective January 1, 1999 and will write off the unamortized balance of its market entry costs and cease to capitalize such costs at that time. Market entry costs, net of accumulated amortization, at September 30, 1998 were approximately $1.9 million. Additional amounts capitalized during the three and nine months ended September 30, 1998 were $89,000 and $427,000, respectively. Amortization expense equaled the amounts capitalized during the three months ended September 30, 1998. Amortization expense was in excess of additional amounts capitalized during the nine months ended September 30, 1998 by $117,000. Additional amounts capitalized, net of amortization expense, during the three and nine months ended September 30, 1997 were $76,000 and $527,000, respectively.

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

The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the three and the nine months ended September 30, 1998 and 1997, respectively, as a percentage of total revenues.


                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -------------------------------  ------------------------------
                                                        1998            1997              1998            1997
                                                  --------------  ---------------  --------------  --------------

Revenues
   Network services ...........................         36.3   %        37.9    %         34.5  %         34.5  %
   Product sales...............................         40.3            36.1              39.1            36.2
   Other services..............................         23.4            26.0              26.4            29.3
                                                  ----------      ----------       -----------     -----------
     Total revenues............................        100.0           100.0             100.0           100.0

Cost of revenues
   Network services ...........................         23.6            23.5              22.7            23.3
   Products sales..............................         39.7            37.1              34.7            37.4
   Other services .............................         20.5            28.0              21.3            25.8
                                                  ----------      ----------       -----------     -----------
     Total cost of revenues....................         83.8            88.6              78.7            86.5
Gross margin                                            16.2            11.4              21.3            13.5

Selling, general and administrative expenses...         41.0            46.0              37.9            46.2
Depreciation and amortization..................         17.2            21.4              17.3            20.1
Other expenses.................................          1.9             -                 0.6             1.1
                                                  ----------      ----------       -----------     -----------
     Operating loss............................        (43.9)          (56.0)            (34.5)          (53.9)
Interest expense...............................         (3.8)           (3.7)             (3.4)           (3.5)
Interest income................................          1.0             1.6               1.0             1.3
                                                  ----------      ----------       -----------     -----------

     Net loss .................................        (46.7)  %       (58.1)   %        (36.9) %        (56.1) %
                                                  ==========      ==========       ===========     ===========

EBITDA.........................................        (26.7)  %       (34.6)   %        (17.2) %        (33.8) %
                                                  ==========      ==========       ===========     ===========

     The table below provides information about the Company's units in service on the Company's networks by customer type.


                                                          SEPTEMBER 30,               PERCENTAGE INCREASE IN
                                                  -------------------------------  ------------------------------
                                                      1998             1997            1998             1997
                                                  --------------  ---------------  --------------  --------------
Units in service
   Reseller units..............................        314,799         335,988           3.5%           72.8%

   Colocation/interconnection units............        189,042         121,639          25.5%          121.5%
                                                  ------------    ------------


   Total units in service......................        503,841         457,627          10.8%           46.1%
                                                  ============    ============

RESULTS OF OPERATIONS

Total revenues increased by $534,000, or 6.2%, to $9.2 million for the three months ended September 30, 1998 from $8.6 million for the three months ended September 30, 1997. Total revenues increased by $2.4 million, or 8.9%, to $28.7 million for the nine months ended September 30, 1998 from $26.3 million for the nine months ended September 30, 1997.

Revenues from network services increased by $60,000, or 1.8%, to $3.3 million for the three months September 30, 1998 from $3.3 million for the three months ended September 30, 1997. Revenues from network services increased by $802,000, or 8.8%, to $9.9 million for the nine months ended September 30, 1998 from $9.1 million for the nine months ended September 30, 1997. The Company has experienced an increase in network services revenue as unit growth and the associated recurring revenue streams have continued, as well as from the acquisition of Mercury Paging & Communications, Inc., ("Mercury"), a reseller-based paging carrier acquired in January 1997. The Company had 27 markets in service at September 30, 1998. Units in service increased by 46,214, or 10.1%, to 503,841 at September 30, 1998 from 457,627 at September 30, 1997.
Airtime revenue per unit decreased by $0.21 and $0.22 to $2.22 and $2.27 for the three and nine months ended September 30, 1998 from $2.43 and $2.49 for the three and nine months ended September 30, 1997. This decrease is primarily due to an increase in units in service from colocation/interconnection customers as a percentage of total units in service. Units from colocation/interconnection customers increased to 37.5% of total units at September 30, 1998 from 26.6% at September 30, 1997. The Company incurs minimal marginal cost in supplying only airtime to its colocation/interconnection customers and therefore charges these customers substantially less per unit in service per month than it charges its reseller customers.

Revenues from product sales increased by $574,000, or 18.4%, to $3.7 million for the three months September 30, 1998 from $3.1 million for the three months ended September 30, 1997. Revenues from product sales increased by $1.7 million, or 17.7%, to $11.2 million for the nine months ended September 30, 1998 from $9.5 million for the nine months ended September 30, 1997. The increase in product sales revenue is due to increased sales at EPS of new, used and refurbished pager and cellular products partially offset by decreased sales of new pagers to network customers.

Other services revenues decreased by $100,000, or 4.5%, to $2.1 million for the three months ended September 30, 1998 from $2.2 million for the three months ended September 30, 1997. Other services revenues decreased by $129,000 or 1.7%, to $7.6 million for the nine months ended September 30, 1998 from $7.7 million for the nine months ended September 30, 1997. The decrease for the three and nine months ended September 30, 1998 is due to decreased revenue charged per unit and decreased volume for pager repair and refurbishment services at EPS. The decrease in volume that EPS experienced in the third quarter was primarily market driven as several of EPS' large customers are presently transitioning to centralized pager inventory management which the Company believes has negatively affected the volume of pagers sent out for repair and refurbishment. The Company believes the effect of this transition is temporary. This revenue decrease was partially offset in the third quarter of 1998 by increases in cellular repair and refurbishment revenue at EPS and by increases in technical services revenue at PTS.

Total costs of revenues increased by $25,000, or 0.3% to $7.7 million for the three months ended September 30, 1998 from $7.6 million for the three months ended September 30, 1997. Total costs of revenues decreased by $205,000, or 0.9% to $22.6 million for the nine months ended September 30, 1998 from $22.8 for the nine months ended September 30, 1997.

Cost of network services increased by $131,000, or 6.4%, to $2.2 million for the three months ended September 30, 1998 from $2.0 million for the three months ended September 30, 1997. Cost of network services increased by $368,000, or 6.0%, to $6.5 million for the nine months ended September 30, 1998 from $6.1 million for the nine months ended September 30, 1997. However, cost of network services decreased as a percentage of network services revenue to 65.8% for the nine months ended September 30, 1998 from 67.5% for the nine months ended September 30, 1997. As markets generate increased revenue, the decrease in costs as a percentage of revenue is expected due to the fixed nature of many of these expenses.

Cost of product sales increased by $427,000, or 13.3%, to $3.6 million for the three months ended September 30,

1998 from $3.2 million for the three months ended September 30, 1997. Cost of product sales increased by $125,000, or 1.3%, to $10.0 million for the nine months ended September 30, 1998 from $9.8 million for the nine months ended September 30, 1997. Cost of product sales as a percentage of product sales revenue decreased to 98.2% and 88.9% for the three and nine months ended September 30, 1998, respectively, from 102.7% and 103.3% for the three and nine months ended September 30, 1997, respectively. The decrease in cost of product sales in both periods is due primarily to Access' decreasing losses on new pagers sold to its network customers.

Cost of other services decreased by $532,000, or 22.0% to $1.9 million for the three months ended September 30, 1998 from $2.4 million for the three months ended September 30, 1997. Cost of other services decreased by $698,000, or 10.3%, to $6.1 million for the nine months ended September 30, 1998 from $6.8 million for the nine months ended September 30, 1997. Cost of other services as a percentage of other services revenue decreased to 88.0% and 80.3% for the three and nine months ended September 30, 1998, respectively, from 107.8% and 88.0% for the three and nine months ended September 30, 1997, respectively. The decrease in cost of other services for the three and nine month periods is due to the decrease in pager repair revenue, offset partially by the increase in cellular repair revenue and engineering and technical services. The decrease in cost of other services as a percentage of other services revenue for the three month period ended September 30, 1998 is primarily due to increased revenue from engineering and technical services and efficiencies gained by less increase in associated variable expense, offset partially by an increase in costs as a percentage of revenues for pager repair caused by the inefficiencies associated with the decrease in volume. The decrease in cost of other services as a percentage of other services revenue for the nine month period is due to the increased efficiencies associated with the revenue increases in engineering and technical services and the higher pager repair revenue during the six months ended June 30, 1998, offset partially by the inefficiencies associated with the pager repair volume decrease for the three months ended September 30, 1998.

Selling, general and administrative (SG&A) expenses decreased by $203,000, or 5.1%, to $3.8 million for the three months ended September 30, 1998 from $4.0 million for the three months ended September 30, 1997. SG&A expenses decreased as a percentage of total revenues to 41.0% for the three months ended September 30, 1998 from 45.9% for the three months ended September 30 1997. SG&A decreased by $1.3 million, or 10.7%, to $10.9 million for the nine months ended September 30, 1998 from $12.2 million for the nine months ended September 30, 1997. SG&A expenses decreased as a percentage of total revenues to 37.9% for the nine months ended September 30, 1998, from 46.3% for the nine months ended September 30, 1997. The decrease in SG&A expenses for the three and nine months ended September 30, 1998 is primarily due to the benefits experienced beginning in the three months ended September 30, 1997 due to the personnel cost reduction measures taken in the second quarter of 1997. Additionally, because the Company does not market directly to end-users, it does not incur subscriber-related acquisition and customer support costs and, accordingly, its SG&A expenses do not increase in direct proportion to its revenue growth.

Depreciation and amortization decreased by $263,000, or 14.3%, to $1.6 million for the three months ended September 30, 1998 from $1.8 million for the three months ended September 30, 1997. Depreciation and amortization decreased as a percentage of total revenues to 17.3% for the three months ended September 30, 1998 from 21.4% for the three months ended September 30, 1997. Depreciation and amortization decreased by $322,000 or 6.1%, to $5.0 million for the nine months ended September 30, 1998 from $5.3 million for the nine months ended September 30, 1997. Depreciation and amortization decreased as a percentage of total revenues to 17.3% for the nine months ended September 30, 1998 from 20.1% for the nine months ended September 30, 1997. Depreciation and amortization decreased primarily due to less amortization expense incurred in the current year as certain market start-up costs became fully amortized offset partially by increased depreciation expense on additional assets placed in service in 1998.

Other expenses increased by $170,000, or 100% to $170,000 for the three months ended September 30, 1998. Other expenses decreased by $108,000, or 38.9%, to $170,000 for the nine months ended September 30, 1998 from $278,000 for the nine months ended September 30, 1997. Other expenses represent severance expenses incurred in the second quarter of 1997 related to personnel cost reduction measures and severance expenses incurred in the third quarter of 1998 related to executive management personnel changes at EPS.

Interest expense, net of capitalized amounts, increased by $26,000, or 8.1%, to $349,000 for the three months ended September 30, 1998 from $323,000 for the three months ended September 30, 1997. Interest expense increased $41,000, or 4.4%, to $970,000 for the nine months ended September 30, 1998, from $929,000 for the nine months ended September 30, 1997. The increase in interest expense is primarily due to less interest being capitalized due to decreased construction activities during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Interest income decreased by $47,000 or 34.2% to $90,000 for the three months ended September 30, 1998 from $136,000 for the three months ended September 30, 1997. Interest income decreased $64,000, or 18.1%, to $290,000 for the nine months ended September, 30, 1998 from $354,000 for the nine months ended September 30, 1997. The decrease in interest income is due to a corresponding decrease in cash and cash equivalents.

Net loss for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 decreased to $4.3 million from $5.0 million. Net loss for the nine months ended September 30, 1998, as compared with the nine months ended September 30, 1997 decreased to $10.6 million from $14.8 million. The decreased losses for both periods are due to substantial increases in gross margin combined with decreases in SG&A, as described above. The net loss attributable to Common Stock decreased due to the lower net loss, offset in part by higher accretion and dividends related to the Class A Preferred and the Class B Preferred, issued in June 1997 and March 1998, respectively.

The net loss per share of Common Stock for the three months ended September 30, 1998 decreased to $0.32 from $0.34 for the three months ended September 30, 1997. The net loss per share of Common Stock for the nine months ended September 30, 1998 decreased to $0.79 from $0.96 for the same nine months ended in 1997 due to the Company's decreased net loss, which was offset in part by higher accretion and dividends on the Company's outstanding preferred stock. All prior year net loss per share amounts have been restated to conform to Statement of Financial Accounting Standards No. 128 and Staff Accounting Bulletin No. 98.

LIQUIDITY AND CAPITAL RESOURCES

The Company's expansion strategy has historically required substantial funds to finance the expansion of existing operations, the expansion into new markets as part of the nationwide build-out of its networks, the purchase of network assets and related FCC licenses, capital expenditures, debt service and general corporate purposes. Because the Company's network expansion is in its later stages, the Company has experienced a reduction in capital expenditures in 1998 compared to 1997. The timing and construction of additional markets will depend, among other things, on customer requirements and the timing and availability of capital.

The Company's net cash used in operations was $5.9 million and $9.3 million for the nine months ended September 30, 1998 and 1997, respectively. The primary reasons for the reduction in net cash used in operations were the decrease in the net loss from operations and a decrease in accounts receivable compared to the prior year period.

Capital expenditures were $1.3 million and $3.6 million for the nine months ended September 30, 1998 and 1997, respectively, reflecting the later stages of the Company's network expansion. The Company has funded its expansion in the past by equity infusions, bank and finance company debt, loans from stockholders, and vendor and seller financing.

In 1997 and prior years, the Company expanded and augmented its local and wide-area 157.740 MHz networks by purchasing and consolidating existing local network assets licensed on the 150 MHz, 450 MHz and 900 MHz frequency bands to offer additional capacity and flexibility to its customers.

In June 1997, the Company sold $15 million of Class A Preferred with warrants to certain existing stockholders. The Class A Preferred accrues cumulative dividends at a rate of 10.0% of its original principal value per annum. The holders of the Class A Preferred were issued warrants to purchase 11.5 million shares of Common Stock at an exercise price of $1.50 per share. No dividends on the Class A Preferred have been paid as of September 30, 1998.

In March 1998, the Company sold $8.0 million of Class B Preferred with warrants to one institutional investor and certain of its existing stockholders. The Class B Preferred accrues cumulative dividends at a rate of 15.0% of its liquidation value, compounded annually. The holders of the Class B Preferred were issued warrants to purchase 5.4 million shares of Common Stock at an exercise price of $1.50 per share. No dividends on the Class B Preferred have been paid as of September 30, 1998.

The Company has a secured credit facility for $12.0 million of vendor financing bearing interest at the five-year U.S. Treasury rate plus 6.5% payable in various monthly installments of principal and interest over 60 months.

This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of September 30, 1998, there was $5.2 million outstanding under this facility with $5.7 million available.

The Company has a secured credit facility for $5.0 million to finance paging system equipment from a finance company bearing interest between 10% and 11% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of September 30, 1998, there was $3.2 million outstanding under this facility with no additional availability.

The Company has an $11.0 million credit facility with a financial institution, which is to be used to finance paging network acquisitions and for general working capital purposes. The outstanding balance under this facility bears interest at 1% plus the higher of the Federal Funds Rate for each day plus 1/2% or prime. Borrowings under this facility are secured by substantially all the assets of the Company. This credit facility contains various conditions and financial covenants, including but not limited to a requirement to maintain a minimum cash balance of $4 million. Monthly installments of principal are due beginning in February 1999, with the remaining principal balance due in July 2000. The amount outstanding under this facility as of September 30, 1998 was $10.1 million, with $355,000 in additional availability. In November 1998, the Company requested and received a waiver of a debt covenant from the financial institution as of September 30, 1998 and also received certain modifications for the December 31, 1998 measurement date.

At September 30, 1998, the Company had $7.3 million invested in short-term investment grade securities at various interest rates.

The Company believes its quarterly debt covenant requirements in respect to the $11.0 million credit facility may require additional modifications as early as March 31, 1999. The denial of such a request for modifications of the covenants could have a material adverse affect on the Company, including the possible demand by the financial institution of acceleration of the amounts outstanding. Excluding the effects of a possible demand by the financial institution of acceleration of the amounts outstanding, management believes that cash and cash equivalents on hand, together with the secured credit facilities described above, will be sufficient to meet the Company's working capital and capital expenditure requirements through at least June 30, 1999 without requiring additional vendor or other financing. The Company may need additional funds in the form of equity, bank debt or other debt financing in the future to execute its business plan. However, no assurances can be given that if additional funds are required, such funds will be available on terms acceptable to the Company, if at all, and the failure to obtain such funds could have a material adverse effect on the Company.

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

YEAR 2000 COMPLIANCE

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems that have time sensitive software or embedded technology may recognize a date of "00" as the year 1900 rather than the year 2000. This may cause many computer systems to fail completely or to create erroneous results unless corrective measures are taken.

In the current year, the Company has designated members of its Information Technology, Engineering and Finance departments to evaluate the impact of the Year 2000 problem. The Company utilizes software and related computer technologies essential to its operations that may be affected by the Year 2000 issue. The Company's evaluation of the Year 2000 issue includes assessment of the impact on the mission critical systems of the Company, its customers, vendors and other parties that service the Company, as well as a plan to survey third parties and test the effectiveness of the upgraded systems. This plan includes specific goals with timeframes and milestones. According to the established plan, the Company's mission critical systems will be Year 2000 compliant by June 1999. Assessment of all mission critical systems and applications has been substantially completed and most third party vendors who supply these mission critical systems have been contacted. The Company intends to bring its mission critical systems into Year 2000 compliance through hardware and software upgrades, software replacement and internally developed enhanced software. The Company believes that the cost of modifying its software and related computer technologies will not exceed $250,000 and will be incurred during the fourth quarter of 1998 and the first and second quarters of 1999. Costs of the Year 2000 project are based on current estimates and actual results may vary from such estimates once plans are fully implemented.

NASDAQ REQUIREMENT

The NASDAQ Stock Market has requirements for continued listing, including a requirement that the minimum bid price per share of the stock of each listed company not fall below $1.00 for any 30-consecutive business day period. The Company was notified on October 5, 1998 by NASDAQ that it was not in compliance with the listing rules because the closing minimum bid price per share of the Company's common stock has remained below $1.00 for 30 consecutive business days. If the closing minimum bid price is not at least $1.00 for a minimum of ten consecutive business days during the 90-day correction period ending January 4, 1999, the Company's common stock may be delisted from the NASDAQ Stock Market.

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

PART II - OTHER INFORMATION

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

At the September 30, 1998 measurement date, the Company was in breach of a quarterly debt covenant requirement in respect to the $11.0 million credit facility with a financial institution. In November 1998, the Company requested and received a waiver of a debt covenant from the financial institution as of September 30, 1998 and also received a quarter debt covenant amendment for the December 31, 1998 measurement date.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibit:

      10.4 Fifth Amendment to Credit Agreement and Waiver dated as of November 12, 1998, by and among the Company, PNI Systems, LLC, and NATIONSBANK, N.A., successor to NationsBank, N.A. (South)

        27        Financial Data Schedule (for SEC use only)

(b)   Reports on Form 8-K:

      The registrant did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PREFERRED NETWORKS, INC.


Date:  November 16, 1998           By: /s/ Mark H. Dunaway
                                       ---------------------------------------
                                       Mark H. Dunaway
                                       Chief Executive Officer



Date:  November 16, 1998           By: /s/ Kathryn Loev Putnam
                                       ----------------------------------------
                                       Kathryn Loev Putnam
                                       Senior Vice President and Chief
                                         Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)