Form 10-K405
period 1998-12-31
PREFERRED NETWORKS INC
filed 1999-04-15
CIK 893335

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM_____ TO_____

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

                           Common Stock, no par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Registrant's Common Stock on the Over The Counter Bulletin Board on April 9, 1999 was approximately $2.0 million. As of April 9, 1999, 16,369,302 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Specifically identified portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on June 10, 1999 are incorporated by reference in Part III.

TABLE OF CONTENTS



PART I                                                                                               Page
                                                                                                     ----

Item            1.    Business...................................................................     3
                2.    Properties.................................................................    13
                3.    Legal Proceedings..........................................................    13
                4.    Submission of Matters to a Vote of Security Holders........................    13
                      Executive Officers of the Registrant

PART II

Item            5.    Market for Registrant's Common Equity and Related Stockholder
                        Matters..................................................................    15
                6.    Selected Financial Data....................................................    15
                7.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations................................................    17
                7A.   Quantitative and Qualitative Disclosures About Market Risk.................    27
                8.    Financial Statements and Supplementary Data................................    27
                9.    Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure.................................................    46

PART III

Item            10.   Directors and Executive Officers of the Registrant.........................    46

PART IV

Item            14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............    46

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Preferred Networks, Inc. (the "Company") is a leading provider of outsourcing services to the wireless marketplace and currently serves over 2,100 companies nationwide. The Company does not market its services directly to end-users and therefore does not compete with its customers for their subscribers. The Company's outsourcing service offering consists of (i) one-way wireless networks, whereby companies purchase non-branded, wholesale network services from the Company for resale to their customers (through its PNI Access Services Division); (ii) network engineering and maintenance services, supporting one-way and two-way wireless technologies (through Preferred Technical Services, Inc. - "PTS", a wholly-owned subsidiary); and (iii) pager and cellular product repair services, product sales and inventory management and fulfillment (through EPS Wireless, Inc. - "EPS", a wholly-owned subsidiary.) The Company provides its services to network carriers, resellers, agents and manufacturers, and its customers include nine of the ten largest paging companies, the two largest manufacturers of wireless network infrastructure and two of the largest cellular product manufacturers.

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

INDUSTRY BACKGROUND

     The commercial mobile wireless communications industry began in 1949 when the Federal Communications Commission (the "Commission" or the "FCC") allocated a group of radio frequencies for use in providing one-way and two-way paging services. Historically, the wireless industry has consisted of a highly fragmented, large number of small operators, providing one-way paging services principally to professional business segments. The paging industry has expanded to serve an increasingly broad customer base as business customers and consumers have become increasingly aware of the benefits of one-way and two-way wireless services, including cellular telephone services, personal communication services ("PCS") and premium one-way paging services. According to industry sources, the largest component of the wireless market today remains one-way signaling. Industry sources estimate that the U.S. market for one-way, traditional paging services has grown from approximately one million subscribers in 1980 to 48.1 million subscribers in 1997 and is estimated to reach 60.5 million subscribers by 2003. Factors contributing to this growth include: (i) greater penetration of paging services into mainstream consumer markets; (ii) reduced pager and service costs to subscribers driven by technological improvements and competition; (iii) wider area coverage; (iv) increased reliability of paging services; (v) enhanced applications of one-way paging services, such as voice mail, Internet, facsimile and other methods of data transmission; and (vi) the FCC auction process of new spectrum for one-way paging services.

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

     Increased consumer demand for wireless services has resulted in greater competition for subscribers and emphasis on direct sales and marketing to non-commercial users, with retail distribution emerging as an effective sales outlet for products. Expansion into consumer markets has also created opportunities for direct marketing and customer billing organizations to bundle services with other offerings and outsource the network and product support requirements to companies such as the Company. Such potential distributors of branded wireless services include utility companies, credit card companies, mail order catalogs and televised home shopping companies.

     While the number of pagers in service has grown dramatically since the FCC authorized additional paging channels in the 1980s, increased competition has forced wireless carriers and resellers to lower their prices, with monthly average revenue per unit ("ARPU") for one-way paging services steadily declining from $16.92 in 1990 to $9.57 in 1997, according to industry sources. At the same time, competition has caused high subscriber turnover (an average churn rate of 2.9% per month in 1997, according to industry sources), requiring companies to incur a higher gross customer acquisition cost for every net subscriber added. Furthermore, consumer demands for enhanced services are requiring carriers to continually invest in expanding and upgrading their networks. The Company believes that ARPU will remain low while competition will continue to increase, requiring distribution channels to focus on cost reduction and increased marketing of value-added products and services in order to achieve increased cash flow per subscriber.

     The Company believes these trends will result in growing demand for outsourcing of fixed cost centers and capital intensive functions so that companies selling branded wireless services can achieve revenue growth while incurring costs on an as-needed basis. Outsourcing of network services has emerged as the fastest growing method of fulfilling paging services, with the reseller channel of distribution growing from 11% of total pagers in service in 1991 to 34% in 1997, according to industry sources. At the same time, high subscriber churn rates have resulted in service providers selling subscriber devices to their new customers below cost in order to add net recurring service revenue, creating an active secondary market for used and refurbished products and a need to reduce product costs. The Company believes that it is well positioned to benefit from the trends which are driving growth in the wireless marketplace and that these trends will lead to increased outsourcing of all of the services it offers.

OUTSOURCING SERVICES FOR THE WIRELESS MARKETPLACE

NETWORK SERVICES  - PNI ACCESS SERVICES DIVISION

     The Company's one-way paging networks provide wide-area coverage and flexible service options, enabling PNI Access Services' customers to offer competitive, branded paging services to their subscribers, while incurring costs on an as-needed basis. The Company currently owns and operates paging networks in four regions of the United States, including the Southeast, Mid-Atlantic, Northeast and Midwest regions. PNI Access Services offers unique "Direct Access" options to its customers that enable carriers and large resellers to directly connect their own terminal switching equipment with the Company's networks in order to purchase network services from the Company. As of December 31, 1998, PNI Access Services provided network services to more than 1,500 companies, which collectively had 525,274 units in service on the Company's networks. PNI Access Services' customers include six of the ten largest paging companies in the U.S.

     The Company employs an efficient network architecture utilizing regional Technical Control Centers ("TCCs") that centrally control its networks in multiple local markets within a wide geographic region. As of December 31, 1998, the Company had six TCCs and operated paging networks in 28 markets. TCCs enable the Company to rapidly open new markets and cost-efficiently operate multiple local markets. PNI Access Services' strategy is to provide local and regional network services, primarily on a common frequency, in multiple large U.S. metropolitan markets and adjacent areas. The Company had previously planned to construct one additional TCC to service additional markets in its expansion strategy. However, the Company believes that due to a number of factors, it will be able to cost efficiently operate new and existing network markets more remotely than previously contemplated. Factors contributing to this include: (i) the ongoing reduction of telephone expenses resulting from the Telecommunications Act of 1996; and (ii) the deployment of internally developed, patent pending technologies that, among other things, enable more cost efficient utilization of the Company's network telephone facilities as well as reliable remote network monitoring. Accordingly, the Company does not anticipate constructing any additional TCCs. Additionally, the Company may have an opportunity to further reduce its network operating costs through the consolidation of certain existing markets into fewer TCCs, enabling an elimination of certain TCC facilities and their associated costs. The timing of any such consolidations will depend, among other things, on customer requirements and the effective internal development and successful deployment of the Company's proprietary technologies. The timing of expansion into additional network markets will depend, among other things, on customer requirements and the availability of capital.

     The Company is licensed to build and operate 157.740 MHz frequency networks in numerous markets, which serves as the foundation for its local and regional paging networks. In addition, the Company has augmented its 157.740 MHz networks by purchasing and consolidating existing networks licensed on other frequencies in order to offer additional capacity and flexibility to its customers. The Company believes that its wholesale, centrally operated network strategy enables it to achieve greater cost and usage efficiency of existing networks by consolidating them into its TCC platform.

     In addition, successful deployment of its proprietary patent pending switching technology, "PLATFORM 1(TM)", may establish points of presence ("POPs") for inexpensive and flexible local telephone number access throughout the Company's network markets. The Company believes that in addition to this technology potentially enabling a significant reduction of its own network operating costs, there is a demand among information service providers for inexpensive, flexible, local access to subscriber telephone numbers. The Company may utilize its planned network of local telephone number POPs to resell this access on a variable cost basis to both existing customers and new distribution channels, which will in turn market subscriber information services.

     The Company believes that it is the largest carrier's carrier of exclusively wholesale one-way paging network services in the United States, although the number of units on the Company's networks currently represents only a small percentage of the total number of paging subscribers industry-wide.

TECHNICAL SERVICES - PREFERRED TECHNICAL SERVICES, INC. ("PTS").

     PTS provides network engineering and technical services, supporting one-way and two-way wireless technologies. PTS' services include installation of network equipment; maintenance of installed equipment and tower sites; sales of network equipment; engineering site surveys; and network equipment repair. PTS' services also include system design, Electromagnetic Energy ("EME") and Environmental Safety Industrial & Hygiene ("ESIH") testing, and project management. In 1998, PTS provided its services to over 60 companies in the U.S. as well as in Japan. PTS' customers include six of the ten largest paging companies, four operators of PCS services and two national network tower site owners. PTS is also an authorized sales agent of network equipment for the two largest manufacturers of wireless infrastructure.

     Established in 1991, PTS was acquired by the Company in July 1996. At the time of its acquisition by the Company, PTS operated exclusively in the Southeast region and was a provider of its services primarily to the Company. PTS today operates from the Company's TCC locations, as well as several independent locations across the country. In December 1998, PNI Access Services transferred the majority of its engineering personnel to PTS. PNI Access Services has in turn contracted with PTS to provide field and TCC engineering and maintenance services on a variable cost basis. PTS intends to utilize these transferred personnel to also provide its services to other customers.

PRODUCT SERVICES - EPS WIRELESS, INC. ("EPS")

     EPS provides paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management and fulfillment services. The Company believes that EPS is one of the largest independent wireless product repair facilities in the U.S. Operating in a 57,000 square foot facility in Dallas, Texas, EPS serves more than 600 companies, including seven of the ten largest paging companies, and in 1998, processed more than one million pager and cellular devices for its customers.

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

     Established in 1987, EPS was acquired by the Company in December 1996. EPS provided a further expansion of the Company's outsourcing services platform by enabling it to provide product and inventory solutions to companies in the wireless marketplace. Additionally, EPS' product sourcing capabilities, repair services and inventory management and fulfillment expertise have enabled the Company to offer expanded product services to its network customers.

STRATEGY AND CUSTOMERS

     The Company's strategy is to create customer value as a leading provider of high-quality, cost-effective outsourcing solutions to companies in the wireless marketplace. The Company supports the growth of its customers by enabling them to focus their capital resources on sales and marketing of value-added, branded wireless services to subscribers, while incurring associated costs on an as-needed basis by purchasing services from the Company. The Company believes its strategy enables its customers to compete more effectively for subscribers and to increase their cash flow contribution per subscriber.

     The Company currently serves over 2,100 companies, including one-way and two-way wireless carriers, resellers and manufacturers. Nine of the ten largest paging companies currently purchase services from the Company.

NETWORK SERVICES

     PNI Access Services' customers and potential customers include any type of organization that offers or seeks to offer branded paging and other wireless services. These organizations generally fall into one of four broad categories:

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

     The Company groups its network customers into three principal categories based on the nature of the services it provides: (i) traditional, or non-facilities-based, "resellers" that purchase both airtime and switching services from the Company on a fixed monthly per unit basis; (ii) "Direct Access" customers that utilize their own switching equipment and purchase only airtime from the Company on a fixed monthly per unit basis ("co-location/interconnection" services); and (iii) companies that utilize both switching and airtime services of the Company to provide "Caller Pays" service, pursuant to which the initiator of each page (the "caller") is charged on their telephone bill and the local telephone exchange carrier in turn pays the Company a percentage of the amount collected for the actual number of billable pages per month from the caller, rather than a fixed monthly charge.

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

     - DIRECT ACCESS CUSTOMERS. Direct Access customers own their own terminal switching equipment and procure their own telephone numbers from local exchange carriers. These customers purchase airtime and, in the case of co-location services, terminal equipment maintenance services from the Company. These customers either locate their switching terminal equipment in the Company's TCC facilities ("co-location"), or remotely connect their equipment to the Company's TCC through a direct circuit, such as a telephone line or satellite link ("interconnection"). By owning their own switching equipment and procuring their own telephone numbers, Direct Access customers are able to maintain flexibility in the design of their terminal-based service offerings, such as custom prompts and voice mail services. The Company incurs minimal marginal cost in supplying only airtime to its Direct Access customers and therefore charges these customers substantially less per unit in service per month than it charges its traditional reseller customers. Direct Access customers generally consist of larger resellers and paging carriers.

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

TECHNICAL SERVICES

     The Company provides its technical services through PTS. PTS' services include installation of network equipment; maintenance of installed equipment and tower sites; sales of network equipment; engineering site surveys; and network equipment repair. PTS' services support one-way and two-way paging technologies, and PCS services, as well as network tower site owners.

     PTS' customers consist of manufacturers, wireless carriers and network site owners who contract with the Company to install equipment or maintain their sites. PTS provides cost and capital savings alternatives to its customers by enabling them to outsource technical requirements on an as-needed basis, which the Company believes enables them to focus more capital resources on sales and marketing of their respective customer products and services. PTS' customers are also able to benefit from PTS' investments in maintaining state-of-the art technology expertise and various regulatory certifications. PTS typically contracts with customers on a project-by-project basis.

PRODUCT SERVICES

     The Company provides its product services through EPS. EPS' customers consist of carriers, resellers and agents that market branded wireless products and services. EPS also provides repair services directly to wireless equipment manufacturers. The Company believes these customers are able to benefit from the Company's sophisticated repair facilities, inventory management systems and product fulfillment resources and therefore are able to offer expanded product options to their subscribers and customers and reduce their own product costs.

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

GROWTH STRATEGY

     The rapid expansion of the wireless marketplace provides significant growth opportunities for the Company's services. Increasing consumer adoption of wireless services and continued expansion of distribution channels is resulting in greater competition for subscribers. The Company believes its outsourcing service offering positions it to serve all of these companies by providing cost reduction alternatives and enabling companies to invest more of their capital in sales and marketing of branded products and services to their customers. The Company believes this enables its customers to cost-effectively increase their revenue and cash flow per subscriber.

     SERVE MULTIPLE DISTRIBUTION CHANNELS. Because the Company does not compete with its customers for subscribers, its services are utilized to support the subscriber requirements of many companies. Accordingly, the Company benefits from the sales and marketing efforts of many companies utilizing many brands, rather than a single company with a single brand. In addition, the Company does not incur the expense associated with subscriber sales and support, nor does it bear the cost of subscriber product returns and service disconnects.

     PROVIDE UNIQUE, FLEXIBLE SERVICE OFFERINGS. The Company provides the full service network support required by traditional resellers, as well as Direct Access options for carriers and large resellers. The Company encourages large resellers to purchase their own switching equipment to connect directly into the Company's networks. The Company also provides Direct Access services to other carriers. Direct Access customers generally consist of larger customers since they have invested in terminal switching and related equipment themselves. In addition, these larger companies generally have additional outsourcing requirements and tend to purchase multiple services from the Company.

     EXECUTE REGIONAL AND NATIONAL CONTRACTS. The Company is focused on executing regional and national contracts. The Company's historical investments in network expansion have enabled it to execute multi-market contracts to serve large carriers and resellers. In the case of EPS, the Company is focused on serving large companies that have high unit volume requirements for repair, product fulfillment and inventory management.

     CONTINUE TO IMPROVE NETWORK EFFICIENCY AS LOW COST PROVIDER. Due to the relatively fixed nature of the Company's network costs, the Company is able to generate increasingly better financial returns from increased network units in service. Accordingly, the Company is focused on achieving continued operating efficiencies. The Company believes that the successful deployment of its proprietary network switching and monitoring technologies in its networks may enable it to achieve further operating cost reductions. As of December 31, 1998, the Company had successfully deployed certain of these technologies in its Chicago TCC. The Company plans to substantially complete deployment of these technologies throughout all of its network markets by the end of 1999.

     EXPAND SERVICE OFFERINGS; UTILIZE PROPRIETARY TECHNOLOGIES. The successful deployment of the Company's proprietary switching technology, "PLATFORM 1(TM)", may establish points of presence ("POPs") for inexpensive and flexible local telephone number access throughout the Company's network markets. The Company believes that in addition to this technology potentially enabling a significant reduction of its own network operating costs, there is a demand among information service providers for inexpensive, flexible, local access to subscriber telephone numbers. The Company may utilize its planned network of local telephone number POPs to resell this access on a variable cost to both existing customers and new distribution channels, which will in turn market subscriber information services.

     SELECTIVELY EXPAND TO ADDITIONAL NETWORK MARKETS. The Company intends to selectively expand its network operations to provide local and regional paging network services in multiple large U.S. metropolitan markets and adjacent areas, primarily on one or more common frequencies. As of December 31, 1998, the Company operated paging networks in 28 markets in four major U.S. regions: the Southeast, Mid-Atlantic, Northeast and the Midwest. The Company currently has six TCCs and believes that, due to a number of factors, it may have an opportunity to further reduce its network operating costs through the consolidation of certain existing markets into fewer TCCs, enabling an elimination of certain TCC facilities and their associated costs. The timing of any such consolidations will depend, among other things, on the successful internal deployment of the Company's proprietary technologies. The timing of expansion into additional network markets will depend, among other things, on customer requirements and the timing and availability of capital.

OPERATIONS

PNI ACCESS SERVICES - NETWORK DESIGN AND OPERATIONS

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

     PTS' multi-city operations enable it to serve national customers who seek a single point of contact with consistent quality of service in multiple markets. By establishing a local presence through regional offices, PTS has the flexibility to be responsive to its customers' needs, allowing wireless carriers and site owners to work directly with PTS field engineers and technical staff. In instances where a customer requires additional resources for a large project or for an emergency situation, PTS can draw personnel from its other locations to fulfill the scope of work.

     PTS invests in state-of-the-art tools and test equipment in order to provide accurate analysis and service work to its customers. PTS' engineers and technicians are available for on-call emergency services and are fully trained and experienced in each of the services they provide. The Company believes that this enables PTS to reduce the amount of down time a carrier or site owner may have.

     In December 1998, PNI Access Services transferred the majority of its engineering personnel to PTS. PNI Access Services has in turn contracted with PTS to provide field and TCC engineering and maintenance services on a variable cost basis. PTS intends to utilize these transferred personnel to also provide its services to other customers.

EPS OPERATIONS

     EPS operates three primary business units: pager and cellular product repair services; pager and cellular product sales; and pager and cellular inventory management and fulfillment. Each operating unit is supported by an automated inventory production and tracking system which provides customers with detailed invoicing and shipping information.

     The Company believes EPS is able to achieve efficient, high volume repair production by utilizing a combination of automation, skilled technicians and technical support staff. Additionally, the Company believes that EPS' monthly unit volume enables it to achieve a lower cost of parts than many of its smaller competitors. The Company believes that it is cost competitive in serving the high volume needs of large wireless companies.

     EPS' product sales unit serves as a sourcing and placement arm for its customers that are seeking to either sell excess pager or cellular inventory or are in need of obtaining specific product. EPS' repair unit also provides internal support to its product sales unit when repair or refurbishment of product is required prior to its sale to a customer.

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

SALES, MARKETING AND CUSTOMER SERVICE

     As an outsourcing company, the Company does not market any of its services directly to end users and therefore does not compete with its customers for their subscribers. The Company provides selling, marketing and customer service directly to relatively few network customers (currently approximately 1,500) rather than directly to its customers' many subscribers who have units on the Company's networks (525,274 at December 31, 1998) and therefore has relatively fewer sales, marketing and customer service personnel. Additionally, although EPS processed over one million subscriber devices in 1998, it provided these services to approximately 600 companies, rather than directly to their subscribers. Similarly, PTS provides its services to companies, rather than to subscribers. Each of the Company's business units employs sales personnel dedicated to that business unit.

PNI ACCESS SERVICES

     PNI Access Services' sales personnel are geographically positioned in markets within and adjacent to the Company's TCCs, with the Company's network customer service group providing "home office" support. The Company's engineering professionals also support sales and marketing efforts with the Company's Direct Access customers to address the technical requirements associated with these customers' direct connections with the Company's networks.

PTS

     PTS markets its services through referrals from other customers, and through the business development efforts of its President, a staff of corporate sales executives and its staff engineers that are located in field offices. In addition, PTS focuses on establishing contracts with large national companies, so that by continuing to expand its number of engineers and the markets in which it operates, it can increase the amount of services it provides to existing as well as new customers.

EPS

     EPS markets its services primarily through the efforts of its sales personnel and senior management. EPS participates as an exhibitor at industry trade shows, advertises in trade magazines and solicits customer referrals to generate new sales activity. EPS' sales personnel are focused specifically on either cellular sales or pager sales and are also responsible for sourcing and selling new, used and refurbished pager and cellular equipment. EPS markets its repair and inventory management and fulfillment sales activities jointly, as the Company believes that management and fulfillment of its customers' inventory is a natural extension of its repair services. In addition, EPS employs a team of customer services representatives to respond to customer inquiries and provide support to sales representatives for customer product repair and order shipment status.

PRODUCTS AND EQUIPMENT

     The Company does not manufacture any pagers, cellular telephones, transmitters, paging terminals or other equipment used in the Company's business. The Company purchases pagers, cellular telephones and network equipment for sale to its customers. The Company currently purchases new pagers from Motorola, NEC America, Inc. and Samsung Telecommunications America, Inc., among others, and achieves cost savings through volume purchases. EPS purchases new pager and cellular inventory from both manufacturers and resellers who may have excess supply, and purchases used product from resellers and other retailers, then resells it to other companies on an "as is" or refurbished basis. PTS purchases network equipment for the Company's own networks as well as for resale to customers from Motorola and Glenayre. The Company anticipates that network equipment, pagers and cellular telephones will continue to be available from these suppliers in the foreseeable future.

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

REGULATION

     The Company's paging operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The FCC permits the provision of paging services on a significant number of frequencies under its regulatory authority. The majority of these frequencies are allocated in low band (30-44 MHz), high band (150-170 MHz), UHF (450-470 MHz) or 900 MHz. Some of the frequencies are available for one-way paging only, while paging is permitted on an ancillary basis to the primary service on other channels. There also are differences in the paging transmitter power levels permitted on different frequencies, which affect the range and penetration capability of a paging system.

     I.  LICENSING

     Historically, the FCC distinguished between Radio Common Carrier ("RCC") paging, which was authorized under Part 22 of the FCC rules, and private paging systems, including Private Carrier Paging ("PCP") systems, which were authorized under Part 90 of the FCC rules. RCC systems were considered common carriers under the Communications Act, and were subject to statutory and FCC common carrier obligations, but were granted exclusive use of their authorized frequencies within a defined geographic area. By contrast, private paging systems, including PCPs, were not regulated as common carriers under the Communications Act and were assigned paging frequencies on a shared, non-exclusive basis. Under the PCP regulatory approach several unrelated licensees might be required to share the use of a frequency in a given geographic area. Efficient shared channel use typically is accomplished by sharing airtime using a single paging terminal, by physically linking the co-channel systems, or by sharing airtime on a party-line basis. Traditionally, under this type of shared frequency usage, FCC licenses were obtained relatively easily for minimal frequency coordination and FCC filing fees.

     The Company has 235 FCC licenses and 9 applications pending, to build and operate high power PCP 157.740 MHz frequency networks in 28 markets in the Northeast, Mid-Atlantic, Southeast, North Central, and Midwest regions. In addition, the Company has 8 FCC licenses and 2 applications pending to operate the following nonexclusive PCP paging systems: 1) a 462.825 MHz network in the Atlanta metropolitan area and, 2) a 462.75 MHz network in the Augusta, Georgia metropolitan area. Finally, the Company has 14 FCC licenses to operate the following exclusive RCC paging systems: 1) a 158.10 MHz network in and around Jacksonville, Florida, 2) a 152.60 MHz network in New York metropolitan area, 3) a 152.840 MHz frequency network in the Atlanta metropolitan area, 4) a 454.475 MHz network in and around Albany, New York, 5) a 931.2625 MHz network in the Orlando, Florida metropolitan area and; 6) a 931.2625 MHz network in New York metropolitan area. The FCC licenses set forth the technical parameters, such as signal strength and tower height, under which the Company is authorized to use those frequencies. The Company's FCC licenses are issued to its wholly owned subsidiary, PNI Spectrum, LLC.

     In August 1993, Congress amended the Communications Act and redefined the regulatory classifications for all land mobile services as either Commercial Mobile Radio Services ("CMRS"), considered common carrier offerings, or Private Mobile Radio Services ("PMRS"). The FCC subsequently classified both RCC and PCP services as CMRS. All of the Company's RCC and PCP paging systems currently are regulated as CMRS.

     As a CMRS provider, the Company is subject to certain regulations as a common carrier under the Communications Act, including the duty to offer service on a non-discriminatory basis at just and reasonable rates. The Company files the required CMRS Licensee Qualification Report and Employment Report with the Commission annually and pays the annually assessed CMRS and Satellite regulatory fees. The Company is also subject to the complaint process for violations of the Communications Act or FCC rules. In addition, the Company must obtain FCC approval prior to consummating any assignments of license or authorizations or any transfer of control of the Company.

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

      On April 22, 1996, the FCC adopted an order (the "Interim Licensing Procedure") in which it eased the Application Freeze on the acceptance of applications for licenses for paging channels, including the shared channel primarily utilized by the Company (157.740 MHz). Under the Interim Licensing Procedure, the FCC allowed applications to be filed for new sites on these channels if the applicant certified that the proposed site is within 40 miles of an operating transmission site which was licensed to the same applicant on the same channel prior to February 8, 1996. On June 11, 1996, by its own motion, the Commission modified the Interim Licensing Procedure to allow incumbent licensees also to add sites within 40 miles of an operating transmission site for which an application from the same applicant on the same channel was pending at the FCC on or before September 30, 1995. Additionally, the

Commission stated that all non-mutually exclusive paging applications received through July 31, 1996 would be processed under the Interim Licensing Procedure. Applications received after July 31, 1996 and any application considered mutually exclusive would be subject to the final rules adopted in the paging rulemaking proceeding. As a result of the NPRM and the subsequent actions of the FCC noted above, the Company determined to concentrate on filling out its facilities in markets in which it was currently established and to selectively expand into new market areas as customers may require and as capital becomes available.

     On February 19, 1997, the Commission adopted a Second Report and Order (the "Paging Second Report and Order") and Further Notice of Proposed Rulemaking (the "Further Notice") in which it declined to convert the non-exclusive PCP frequencies, including the 157.740 MHz frequency, to exclusive use frequencies. The Further Notice, however, sought additional guidance in connection with the continued licensing procedure of the non-exclusive PCP channels. The Commission expressed its concern, in light of its decision to license the exclusive paging channels on a geographic basis by competitive bidding, that there is a potential for application fraud by telemarketers for the non-exclusive PCP frequencies. It, therefore, sought comment on what methods could be used to eliminate or reduce the problem. Primarily, the Commission proposed to modify the application form, but also asked whether the frequency coordination process could be modified to reduce fraudulent or speculative applications.

     The Commission also determined to process all non-mutually exclusive applications filed on or before July 31, 1996. All pending mutually exclusive applications, however, regardless of when filed are to be dismissed. On December 14, 1998 the Commission notified the Company that 13 of its pending applications for expansion of its PCP paging systems were dismissed due to mutual exclusivity. This includes eight 931.2625 MHz applications for 11 sites in its Orlando, Florida paging system, four 931.3125 MHz applications for its New York paging system, and one application for its 158.10 MHz Jacksonville, Florida paging system. All applications (other than applications on nationwide and shared channels) filed after July 31, 1996 will also be dismissed. Finally, during the pendency of the Further Notice, the Interim Licensing Procedure for the non-exclusive PCP channels will continue for incumbent licensees only, allowing those incumbents to file for additional licenses anywhere. The Commission also stated it will accept applications from new applicants for private, internal-use systems on the non-exclusive PCP channels, including the
157.740 MHz frequency. The Company is now able to file applications for new sites on its 157 MHz and 462 MHz PCP paging systems whenever needed.

     In addition, the Commission excluded PCP channels from being licensed on a geographic basis and declined to subject the non-exclusive PCP frequencies, including the 157.740 MHz frequency, to the competitive bidding process. The Company, therefore, will not be required to participate in a competitive bidding process to expand its 157 MHz and 462 MHz paging systems.

      The Commission, however, adopted a geographic licensing scheme and implemented a competitive bidding process for the exclusive RCC and PCP channels, including the Company's 931 MHz paging channels. Specifically, the FCC adopted geographic licensing for all 931 MHz and all exclusive 929 PCP paging channels based on Rand McNally's Major Trading Areas ("MTAs"). Licenses below 929 MHz will be geographically licensed based on the Department of Commerce's 172 Economic Areas. The FCC also excluded from its plan those channels that already have been assigned to single licensees on a nationwide basis under existing FCC rules.

     Consequently, the Company may be unable to expand the service areas for its exclusive 931 MHz systems or its 152 MHz and 454 MHz RCC systems unless it participates in a competitive bidding process or it can reach an agreement with the applicable geographic licensee. In the Further Notice, the FCC proposed to permit a geographic licensee to either disaggregate spectrum, i.e., assign a discrete portion or "block" of spectrum licensed to a geographic licensee, or partition its licensed area, or both. The Commission has adopted, or proposed, a similar approach in other CMRS services, such as the broadband Personal Communications Services and the Specialized Mobile Radio Services. Adoption of the disaggregation and partitioning proposals would permit the Company to acquire licensing rights to expand its current exclusive RCC frequencies through agreement with a geographic licensee without requiring participation in a competitive bidding process. There is no guarantee that the Commission will adopt this initiative.

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

     II.  RESALE AND INTERCONNECTION

     The FCC also has other various ongoing rulemaking proceedings that may affect the Company. These include proceedings involving resale and interconnections obligations in a competitive paging marketplace and universal service obligations.

     On July 15, 1993, the Commission adopted rules that require all providers of interstate telecommunications services to contribute to the provision of Telecommunications Relay Service (TRS) based on their proportionate share of gross interstate revenues. The Company files the required TRS Worksheet and pays the calculated fees annually.

     On June 12, 1996, the Commission adopted a First Report and Order that became effective August 23, 1996 in which it declined to impose a resale obligation on either RCC or PCP licensees. The Commission found that resale is an established practice in the paging service and competition appears to be vigorous.

EMPLOYEES

     On December 31, 1998, the Company had 339 employees; 44 in administration, 61 in marketing and sales, 124 in engineering and operations and 110 in product repair. The Company's employees are not unionized, and the Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company leases a total of approximately 43,000 square feet of office space in two different locations, including Norcross, Georgia, and Syosset, New York and 57,000 square feet of office and repair facility space in Dallas, Texas. The Company also currently leases a total of approximately 39,000 square feet at six different locations for its TCCs. The Company has approximately 470 site and tower leases for the operation of its network transmitters and other equipment on commercial broadcast towers and at other fixed sites. These leases expire at various dates from 1998 to 2007.

     The Company believes that in general the terms of its leases are competitive based on market conditions. The Company believes its facilities are suitable and adequate for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

     The Company may become subject to various legal proceedings arising out of its operations in the ordinary course of business. The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET AND DIVIDEND INFORMATION

     Beginning March 1, 1996, and continuing through March 22, 1999, the Company's Common Stock traded on the Nasdaq Stock Market's National Market under the symbol "PFNT." The Company's Common Stock was delisted from the Nasdaq Stock Market's National Market effective as of the close of business on March 22, 1999. Since March 23, 1999, the Company's Common Stock has been traded on the Over The Counter Bulletin Board under the symbol "PFNT." Prior to March 1, 1996, there was no established public trading market for the Common Stock.

     Set forth below are the high and low sales prices for the shares of the Company's Common Stock for each quarterly period in 1997 and 1998.


                                                                             1997                           1998
                                                                             ----                           ----
QUARTER ENDED                                                           HIGH        LOW               HIGH         LOW
-------------                                                           ----        ---               ----         ---

March 31......................................................        $ 6.25     $ 2.50              $2.19       $1.38
June 30.......................................................          3.13       1.88               1.88        1.00
September 30 .................................................          3.00       1.88               1.50        0.69
December 31...................................................          2.38       1.00               0.88        0.25


     On April 12, 1999 there were approximately 1,238 stockholders of the Company, based on the number of holders of record and an estimate of the number of individual stockholders represented by securities position listings.

     Since organization, the Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of dividends paid with respect to previously outstanding Redeemable Convertible Preferred Stock.

     The Company intends to retain all working capital and earnings, if any, to use in the Company's operations and the expansion of its business. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

     The Company's credit facilities contain covenants which, among other things, prohibit the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     In March 1998, the Company received $8.0 million from the sale of 5 million shares of Class B Senior Redeemable Preferred Stock and warrants to purchase up to 5.4 million shares of Common Stock to one institutional investor and certain of its existing stockholders. The warrants are exercisable at a price of $1.50 per share.

     This transaction was exempt from the Securities Act of 1933 by reason of
Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial and operating data as of and for each of the five years in the period ended December 31, 1998 are derived from the consolidated financial statements and other records of the Company. The data should be read in conjunction with the consolidated financial statements and related notes and other financial information included herein.

                                                                              YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------------------------------
                                                        1994            1995            1996            1997            1998
                                                      --------       ---------       ---------       ---------       ---------
                                                              (in thousands, except per share, unit and ARPU amounts)
STATEMENT OF OPERATIONS DATA:
Revenues
     Network services ..........................      $  1,959       $   3,549       $   6,121       $  12,456       $  13,204
     Product sales .............................         2,097           3,651           5,818          13,603          15,255
     Other services ............................            26             153           1,411           9,922          10,667
                                                      --------       ---------       ---------       ---------       ---------
       Total revenues ..........................         4,082           7,353          13,350          35,981          39,126
                                                      --------       ---------       ---------       ---------       ---------
Cost of revenues
     Network services ..........................           977           1,768           4,621           8,316           8,537
     Product sales .............................         2,103           4,558           8,329          13,553          13,248
     Other services ............................            --              --             662           9,140           9,392
                                                      --------       ---------       ---------       ---------       ---------
       Total cost of revenues ..................         3,080           6,326          13,612          31,009          31,177
                                                      --------       ---------       ---------       ---------       ---------
Gross margin ...................................         1,002           1,027            (262)          4,972           7,949
Selling, general and administrative expenses ...         1,506           3,180           8,338          16,030          14,312
Other ..........................................            --              --              --             278             170
Depreciation and amortization ..................           492             764           2,479           6,993           6,963
                                                      --------       ---------       ---------       ---------       ---------
       Operating loss ..........................          (996)         (2,917)        (11,079)        (18,329)        (13,496)
Interest expense ...............................          (337)           (317)           (242)         (1,277)         (2,048)
Interest income ................................             7             364           1,122             454             352
                                                      --------       ---------       ---------       ---------       ---------
       Net loss ................................      $ (1,326)      $  (2,870)      $ (10,199)      $ (19,152)      $ (15,192)
                                                      ========       =========       =========       =========       =========

Net loss per share of common stock (1) .........      $  (0.32)      $   (1.75)      $   (0.91)      $   (1.26)      $   (1.12)
                                                      ========       =========       =========       =========       =========
Weighted average number of common shares used in
   calculating net loss per share of common
   stock(1) ....................................         4,088           4,138          12,815          16,060          16,258
                                                      ========       =========       =========       =========       =========

OTHER NETWORK OPERATING DATA:
Reseller units (at end of period) ..............        61,055         129,983         186,482         304,133         326,511
Co-location/interconnection units (at end of
   period) .....................................         3,393          23,918          89,236         150,662         198,763
                                                      --------       ---------       ---------       ---------       ---------
     Total units in service ....................        64,448         153,901         275,718         454,795         525,274
Units under agency agreement (at end of period)
                                                            --              --          86,763              --              --
                                                      --------       ---------       ---------       ---------       ---------
       Total units .............................        64,448         153,901         362,481         454,795         525,274
                                                      ========       =========       =========       =========       =========

Average revenue per unit (ARPU) (2) ............      $   3.38       $    2.94       $    2.48       $    2.49       $    2.23
                                                      ========       =========       =========       =========       =========

EBITDA (3) .....................................      $   (504)      $  (2,153)      $  (8,600)      $ (11,336)      $  (6,533)
Capital expenditures (including network
   asset purchases) ............................      $  1,166       $   4,226       $  16,495       $  19,214        $   1,781

                                                                                 DECEMBER 31,
                                                      --------------------------------------------------------------
                                                       1994           1995           1996         1997         1998
                                                      --------------------------------------------------------------
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Current assets .................................      $ 1,236       $ 11,757       $30,725      $14,748      $14,659
Property and equipment, net ....................        3,375          6,885        21,559       25,569       21,556
Total ..........................................        4,650         20,046        66,125       66,233       60,032
Notes payable, including current portion........        2,998          5,413        17,025       19,782       19,033
Redeemable preferred stock .....................        1,155         21,659            --       13,956       23,968
Stockholders' equity (deficit) .................         (669)        (7,806)       40,583       27,773       10,556

   (1) All net loss per share amounts were computed using the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98. Basic and diluted amounts are identical. See note 1 to the consolidated financial statements included in Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".
   (2) "ARPU" represents average revenue per unit and is calculated by dividing network service revenues for the month by total units in service at month end. ARPU for periods greater than one month equals the average of the monthly ARPUs during the period.
   (3) "EBITDA" represents earnings before interest expense, interest income, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the telecommunications industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles), as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

     The Company provides outsourcing services to the wireless industry and currently provides services to more than 2,100 companies, including nine of the ten largest paging companies, the two largest manufacturers of wireless network infrastructure, and two of the largest cellular product manufacturers. The Company commenced operations in 1991 as a carrier's carrier of one-way paging networks, whereby the Company's customers purchase and resell airtime on the Company's networks to their subscribers. During the second half of 1996, the Company broadened its service offerings and expanded its customer base through two acquisitions of businesses which provide non-network based services. In July 1996, the Company acquired PTS, a provider of network equipment installation, maintenance and engineering services, supporting one-way and two-way wireless technologies, including PCS services. In December 1996, the Company acquired EPS, a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management and fulfillment services.

     Historically, the Company's operating expenses and capital expenditures have increased as it has pursued its nationwide expansion of networks, which require upfront capital investment for the installation of paging equipment and network facilities. Such investments and related operating expenses have resulted in net losses, negative cash flows from operations and negative EBITDA, although the Company has experienced positive cash flow from operations and positive EBITDA in many of the local markets in which it operates. The Company's technical services offered through PTS and product services offered through EPS, have not generally required the same up front expenses and capital investment as its network operations. The combination of the three business lines, as well as the later stage of the Company's network build-out strategy, resulted in a positive overall company gross margin of 20.3% in 1998 compared to positive 13.8% in 1997. In addition, because the Company does not market directly to end-users, it does not incur subscriber-related sales, marketing and customer service expenses. Accordingly, its S,G&A expenses do not increase in direct proportion to its revenue growth and the Company has experienced a reduction in S,G&A expenses as a percentage of revenues to 36.6% in 1998 from 44.6% in 1997.

The following definitions are relevant to the discussion of the Company's operating results.

     - Customers on its networks: The Company groups its network customers into two principal categories in its financial statements based on the nature of the services it provides:

          (i) non-facilities-based, resellers of paging services (consisting of traditional resellers and caller pays customers) and

          (ii) customers that own their own switching terminals and equipment and interconnect with the Company's TCC facilities to resell paging services to their subscribers ("Direct Access" customers, generally consisting of carriers and large resellers).

     - Reseller units: Pagers in service on the Company's networks which were added by its customers that purchase airtime and switching services from the Company and in the case of caller pays customers, units that utilize both switching and airtime services of the Company for which the Company is paid by the local telephone exchange carrier.

     - Direct Access units: Pagers in service on the Company's networks which were added by its customers that own their own terminal switching equipment and purchase airtime from the Company
          ("co-location/interconnection" by carriers and large resellers).


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

     -    Revenues:


          (i) Network services: periodic (usually monthly) fees charged to customers for network services (airtime and/or switching services) which they purchase in order to resell paging services to their subscribers, based on units in service at the beginning of each month; or in the case of caller pays customers, based on actual number of billable pages;

          (ii) Product sales: revenues from the sale of paging and cellular products to customers; and

          (ii) Other services: repair and refurbishment services, inventory management fees, technical services, maintenance fees charged to co-location customers for terminal installation and maintenance services and agency fees.

     - ARPU: The Company calculates average revenue per unit by dividing pager airtime revenues for the month by total units in service at month end. ARPU for periods greater than one month equals the average of the monthly ARPUs during the period.

     -    Cost of revenues: Cost of revenues consists of:

          (i) Cost of network services: the cost of operating technical facilities, site rental, engineering personnel and telecommunications charges, and the cost of providing terminal maintenance services to co-location customers. The incremental costs of entering a new geographic market have historically been capitalized until the Company begins to generate revenue from the sale of network services to its customers; Pursuant to the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities ("SOP" 98-5), these costs will be expensed in future periods.

          (ii)  Cost of product sales: cost of paging and cellular products; and

          (iii) Cost of other services: cost of repair and refurbishment of paging and cellular products, inventory management services, technical services and other.

     - S,G&A: Selling, general and administrative expenses include salaries, commissions and administrative costs incurred by the Company relating to sales personnel and related marketing, executive management, customer service, accounting, office rents, office maintenance, information services and employee benefit expenses.

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

     The markets in which the Company and its network services customers operate have numerous paging and other wireless service providers that compete primarily on the basis of price, geographic coverage, and quality of service. As a result, while the number of traditional one-way pagers in service has increased industry-wide since the Company commenced operations, monthly ARPU with respect to such services has declined for the Company as well as the industry. The Company expects these trends to continue and plans to mitigate the effects of declining monthly ARPU by continuing to increase the number of units in service on its networks and achieving further operating efficiencies through, among other things, its network design and economies of scale. The Company believes that as long as it is able to increase the number of customers it serves and the capacity of its networks, it will continue to benefit from economies of scale. The sales of airtime and switching services and the associated cost of revenues are classified as network services in the Company's financial statements.

     OTHER SERVICES. Other services include technical services provided by PTS, consisting of network equipment installation, maintenance and engineering services, supporting one-way and two-way wireless platforms. Other services also include pager and cellular repair, refurbishment and inventory management and fulfillment services provided by EPS. Accordingly, technical service revenues and the associated cost of revenues and product repair, refurbishment and inventory management and fulfillment services revenue and associated cost of revenues are classified as other services in the Company's financial statements.

     PRODUCT SALES. The Company sells pagers to its network customers primarily to facilitate their growth in subscribers. The Company has not and does not intend to lease pagers to its customers. As part of the Company's marketing programs to attract customers to resell on its networks and due to the competitive pricing of pagers by the industry, the Company sold pagers below its cost in 1996 and 1997. However, during 1997, the Company reduced its pager discounting programs to network customers and generated a small profit from such sales in 1998. In addition, EPS generates positive gross margin from sales of new, used and refurbished paging and cellular products. As a result, the Company achieved a gross profit of $2.0 million from total product sales in 1998 compared to $50,000 in 1997 and a loss of $2.5 million in 1996. Sales by the Company of pager and cellular products and the related cost of revenues are classified as product sales in the financial statements.

     During the year ended December 31, 1996, Arch Communications Group, Inc. provided approximately 10% of the Company's consolidated revenues. During the years ended December 31, 1997 and 1998, no customer of the Company provided greater than 10% of its revenues.

     The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the three years ended December 31, 1996, 1997 and 1998, as a percentage of total revenues.

                                                        YEAR ENDED DECEMBER 31,
                                                    -------------------------------
                                                    1996         1997         1998
                                                    -----        -----        -----
Revenues
   Network services ........................         45.8%        34.6%        33.7%
   Product sales ...........................         43.6         37.8         39.0
   Other services ..........................         10.6         27.6         27.3
                                                    -----        -----        -----
     Total revenues ........................        100.0        100.0        100.0
                                                    -----        -----        -----

Cost of revenues
   Network services ........................         34.6         23.1         21.8
   Product sales ...........................         62.4         37.7         33.9
   Other services ..........................          5.0         25.4         24.0
                                                    -----        -----        -----
     Total cost of revenues ................        102.0         86.2         79.7
                                                    -----        -----        -----

Gross margin ...............................         (2.0)        13.8         20.3
Selling, general and administrative expenses         62.5         44.6         36.6
Other expenses .............................          0.0          0.8          0.4
Depreciation and amortization ..............         18.6         19.4         17.8
                                                    -----        -----        -----
     Operating loss ........................        (83.1)       (51.0)       (34.5)
Interest expense ...........................         (1.8)        (3.6)        (5.2)
Interest income ............................          8.4          1.3          0.9
                                                    -----        -----        -----
     Net loss ..............................        (76.5)%      (53.3)%      (38.8)%
                                                    =====        =====        =====

EBITDA .....................................        (64.5)%      (31.6)%      (16.7)%

     The table below provides information about the Company's units in service on the Company's networks by customer type.

                                              DECEMBER 31,                   PERCENTAGE INCREASE IN
                                  ---------------------------------      --------------------------------
                                    1996         1997         1998       1996            1997        1998
                                  -------      -------      -------      -----           ----        ----
Units in service
   Reseller units ..........      186,482      304,133      326,511       43.5%          63.1%        7.4%
   Direct Access units .....       89,236      150,662      198,763      273.1 %         68.8%       31.9%
                                  -------      -------      -------
   Total units in service ..      275,718      454,795      525,274       79.2%          64.9%       15.5%
Units under agency agreement       86,763           --           --      100.0 %       (100.0)%       0.0%
                                  -------      -------      -------
   Total units .............      362,481      454,795      525,274      135.5 %         25.5%       15.5%
                                  =======      =======      =======

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Total revenues increased by $3.1 million, or 8.7%, to $39.1 million for the year ended December 31, 1998 from $36.0 million for the year ended December 31, 1997 due to increased revenue from all three of the Company's revenue categories: network services, product sales and other services.

     Revenues from network services increased by $748,000, or 6.0%, to $13.2 million for the year ended December 31, 1998 from $12.5 million for the year ended December 31, 1997. The Company has experienced an increase in network services revenue as units in service and the associated recurring revenue stream have continued to grow. Total units increased by 70,479, or 15.5%, to 525,274 from 454,795 over the prior year. ARPU decreased $0.26, or 10.5% to $2.23 for 1998 compared to $2.49 for 1997. The Company believes that ARPU has declined due primarily to increases in units in service from Direct Access customers as a percentage of total units in service. The Company incurs minimal marginal cost in supplying only airtime to its Direct Access customers and therefore charges these customers substantially less per unit in service per month than it charges its reseller customers.

     Revenues from product sales increased by $1.7 million, or 12.1%, to $15.3 million for the year ended December 31, 1998 from $13.6 million for the year ended December 31, 1997. The increase in revenues from product sales resulted from growth in sales of used and refurbished pager and cellular products offset in part by a decrease in sales of new pagers sold to network customers.

     Other services revenues increased by $745,000, or 7.5%, to $10.7 million for the year ended December 31, 1998 from $9.9 million for the year ended December 31, 1997. The increase in revenues from other services resulted from an increase in technical services revenues, offset in part by a decrease in product repair and refurbishment services. Management believes the decrease in product repair and refurbishment services resulted primarily from consolidation among certain of EPS's customers, and further believes that this consolidation may result in increased opportunities for its repair and refurbishment services in the future.

     Cost of network services increased by $221,000, or 2.7%, to $8.5 million for the year ended December 31, 1998 from $8.3 million for the year ended December 31, 1997, but decreased as a percentage of network services revenue to 64.7% for the year ended December 31, 1998 from 66.8% for the year ended December 31, 1997. As markets generate increased revenue, the decrease in costs as a percentage of revenue is expected due to the fixed nature of many of these expenses.

     Cost of product sales decreased by $305,000, or 2.2%, to $13.2 million for the year ended December 31, 1998 from $13.6 million for the year ended December 31, 1997. Cost of product sales as a percentage of product sales decreased to 86.8% for the year ended December 31, 1998 from 99.6% for the year ended December 31, 1997 due primarily to the decreasing cost to the Company of purchasing pagers for resale to its network customers. The Company also reduced the carrying cost of its inventory by $162,000 as of December 31, 1998 to the lower of cost or market compared to $332,000 as of December 31, 1997.

     Cost of other services increased by $252,000, or 2.8% to $9.4 million for the year ended December 31, 1998 from $9.1 million for the year ended December 31, 1997. The increase was due primarily to the increase in technical services revenue and the increased associated costs, offset in part by a decrease in costs associated with the decrease in product repair and refurbishment revenue.

     S,G&A decreased by $1.7 million, or 10.7%, to $14.3 million for the year ended December 31, 1998 from $16.0 million for the year ended December 31, 1997, and decreased as a percentage of total revenues to 36.6% for the year ended December 31, 1998 from 44.6% for the year ended December 31, 1997. The decreases in S,G&A were due to certain cost reduction measures during the second quarter of 1997 through employee terminations and due to the increased efficiencies the Company has experienced in supporting large customers. Because the Company does not market directly to end-users, it does not incur subscriber-related acquisition costs and accordingly, its S,G&A expenses do not increase in direct proportion to its revenue growth.

     Other expenses were $170,000 for the year ended December 31, 1998 compared to $278,000 for the year ended December 31, 1997. Other expenses incurred in 1997 represent certain non-recurring severance expenses resulting from cost reduction measures taken primarily in the area of S,G&A through employee terminations during the second quarter of the year. Other expenses incurred in 1998 represent severance expenses related to executive management personnel changes at EPS made in the third quarter of the year.

     Depreciation and amortization decreased by $31,000, or 0.4%, to $7.0 million for the year ended December 31, 1998 from $7.0 million for the year ended December 31, 1997. Depreciation and amortization decreased as a percentage of total revenues to 17.8% for the year ended December 31, 1998 from 19.4% for the year ended December 31, 1997. The decrease is due to the lesser amount of equipment purchased or placed in service during 1998 compared to prior years combined with certain equipment becoming fully depreciated and certain market start-up costs becoming fully amortized during the year.

     Interest expense, net of capitalized amounts, increased by $770,000, or 60.3%, to $2.0 million for the year ended December 31, 1998 from $1.3 million for the year ended December 31, 1997. The increase in 1998 is the result of the absence of interest capitalization due to the lack of construction related activities in 1998.

     Interest income decreased by $103,000 or 22.7% to $351,000 for the year ended December 31, 1998 from $455,000 for the year ended December 31, 1997 due to lower balances in short term investments throughout the year.

     Net loss for the year ended December 31, 1998 as compared to the year ended December 31, 1997 decreased $4.0 million to $15.2 million from $19.2 million. The net loss attributable to common stock decreased due to the decreased net loss, offset in part by higher accretion and higher dividends on the Class A and Class B Preferred Stock due to both classes being outstanding for most of 1998, whereas 1997 includes only nine months of Class A related charges.

     The net loss per share of Common Stock for the year ended December 31, 1998 decreased to $1.12 from $1.26 for the year ended December 31, 1997, due to the factors stated above combined with a slight increase in the weighted average shares outstanding due to the exercise of stock options and vesting of restricted stock.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Total revenues increased by $22.6 million, or 170.0%, to $36.0 million for the year ended December 31, 1997 from $13.4 million for the year ended December 31, 1996 due to increased revenue from the Company's existing operations as well as the inclusion of a full year of revenues of PTS and EPS, each of which were acquired during 1996. Revenues increased in all three of the Company's revenue categories: network services, product sales and other services.

     Revenues from network services increased by $6.3 million, or 103.5%, to $12.5 million for the year ended December 31, 1997 from $6.1 million for the year ended December 31, 1996. The Company has experienced an increase in network services revenue as unit growth and the associated recurring revenue stream have continued both in existing markets and in new markets as well as from the acquisition of Mercury Paging & Communications, Inc. ("Mercury"), a reseller-based paging carrier acquired in January 1997. During 1997, the Company expanded into six new markets including Charlotte, Richmond, Boston, Albany, Indianapolis, and Cleveland, for a total of 27 markets operating at December 31, 1997. Total units increased by 92,314, or 25.5%, to 454,795 from 362,481 over the prior year. Units associated with the Mercury acquisition were already included in the Company's December 31, 1996 total units in service via an agency agreement, and accordingly, these units do not impact the overall increase during 1997. ARPU increased by only $0.01 for 1997 compared to 1996. However, the Company believes that due to an anticipated increase in units in service from Direct Access customers as a percentage of total units in service, its ARPU will decline in the future. The Company incurs minimal marginal cost in supplying only airtime to its co-location/interconnection customers and therefore charges these customers substantially less per unit in service per month than it charges its reseller customers.

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

     Other services revenues increased by $8.5 million, or 603.0%, to $9.9 million for the year ended December 31, 1997 from $1.4 million for the year ended December 31, 1996. The majority of the increase was due to the inclusion of a full year of revenues associated with repair and refurbishment of pager and cellular products, and inventory management resulting from the purchase of EPS in December 1996. Also contributing to the increase in revenue is the inclusion of a full year of revenues from PTS, which was acquired in July 1996 and provides network equipment installation services and maintenance and engineering services.

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

     Cost of product sales increased by $5.2 million, or 62.7%, to $13.6 million for the year ended December 31, 1997 from $8.3 million for the year ended December 31, 1996. The majority of the increase was due to the inclusion of a full year of cost associated with sales of pager and cellular products by EPS. Cost of product sales as a percentage of product sales decreased to 99.6% for the year ended December 31, 1997 from 143.2% for the year ended December 31, 1996 due primarily to EPS's profits on product sales, and to a lesser extent due to decreasing cost to the Company of purchasing pagers for resale to its network customers. The Company also reduced the carrying cost of its inventory by $332,000 as of December 31, 1997 to the lower of cost or market compared to $787,000 as of December 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's expansion strategy has historically required substantial funds to finance the expansion of existing operations, the expansion into new markets as part of the nationwide build-out of its networks, the purchase of network assets and related FCC licenses, capital expenditures, debt service and general corporate purposes. Because the Company's network expansion is in its later stages, the Company has experienced substantial reductions in capital expenditures in 1998 compared to 1996 and 1997.

     The Company's net cash used in operations was $6.3 million, $11.1 million and $7.2 million for the years ended December 31, 1996, 1997, and 1998, respectively. The primary reason for the decrease in 1998 is the Company's increased total revenues and decreased total costs. The increase in 1997 was due primarily to the increase in accounts receivable and operating expenses associated with supporting a rapidly growing business.

     Capital expenditures including network asset purchases were $16.5 million, $19.2 million and $1.8 million for the years ended December 31, 1996, 1997, and 1998, respectively, reflecting the later stages of the Company's network expansion. The Company has funded its expansion in the past by equity infusions, bank and finance company debt, loans from stockholders, and vendor and seller financing.

     The Company has historically expanded and augmented its local and wide-area
157.740 MHz networks by purchasing and consolidating existing local network assets licensed on the 150 MHz, 450 MHz and 900 MHz frequency bands to offer additional capacity and flexibility to its customers. As of December 31, 1998 the Company had completed 25 network asset purchases (network equipment and related licenses), resulting in the expansion of the Company's 157.740 MHz networks into markets served by its Southeast and Northeast TCCs, and the addition of network assets in the 150 MHz, 450 MHz and 900 MHz bands in certain markets in the Southeast and Northeast United States. Three of the most significant of these were the purchase of network assets in Georgia and Florida from BellSouth Telecommunications, Inc. in the third quarter of 1995; the purchase of network assets in New York, New Jersey, and Connecticut from Big Apple in the third quarter of 1996; and the purchase of Mercury in the first quarter of 1997. As a result, the Company added additional spectrum on a local basis on radio common carrier 152.84 MHz, 152.60 MHz, 158.10 MHz, 931.2625 MHz and 931.3125 MHz frequencies. After the 1995, 1996 and 1997 purchases, the Company was successful in negotiating contracts with the resellers of paging services on the purchased networks, resulting in the addition of over 30,000, 27,000 and 60,000 units in service, respectively, on the Company's networks.

     In the second quarter of 1997, the Company received a bridge loan of $10.0 million from certain of its stockholders that accrued an interest rate of 10.0% per annum. The Company sold $15 million of Class A Redeemable Preferred Stock (the "Class A Preferred") with warrants to certain stockholders, into which the bridge loan plus accrued interest was converted in full. The Class A Preferred accrues cumulative dividends at a rate of 10.0% of its original principal value per annum. The holders of the Class A Preferred were issued warrants to purchase
11.5 million shares of Common Stock at an exercise price of $1.50 per share. No dividends on the Class A Preferred have been paid as of December 31, 1998, although $2,308,333 has been accrued and is payable in 2002 or after the redemption of the Class B Preferred described below.

     In March 1998, the Company sold $8.0 million of Class B Senior Redeemable Preferred Stock (the "Class B Preferred") with warrants to one institutional investor and certain of its existing stockholders. The Class B Preferred accrues cumulative dividends at a rate of 15.0% of its liquidation value, compounded annually. The holders of the Class B Preferred were issued warrants to purchase
5.4 million shares of Common Stock at an exercise price of $1.50 per share. No dividends on the Class B Preferred have been paid as of December 31, 1998, although $945,161 has been accrued and is payable in 2003.

     The Company has a secured credit facility for $12.0 million of vendor financing bearing interest at the five-year U.S. Treasury rate plus 6.5% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of December 31, 1998, there was $4.9 million outstanding under this facility with $5.7 million available.

     The Company has a secured credit facility for $5.0 million to finance paging system equipment from a finance company bearing interest between 10% and 11% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of December 31, 1998, there was $3.1 million outstanding under this facility with no additional availability.

     As of December 31, 1998, the Company had an $11.0 million credit facility with a financial institution, of which $7.25 million was used to finance paging network acquisitions and $3.75 million represents a revolving credit facility to be used for working capital purposes. The outstanding balance under this facility bears interest at 1% plus the higher of the Federal Funds Rate for each day plus 1/2% or prime. Pursuant to an amendment to the credit facility executed in March 1998, interest only is payable monthly in arrears with the principal installments beginning in February 1999, with the remaining principal balance due in July 2000. This amendment to the credit facility also increased the Company's availability for working capital purposes by $1.75 million, bringing the total facility to $11.0 million. Borrowings under this facility are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to a variety of issues, including but not limited to debt service, and minimum net worth. The amount outstanding under this facility as of December 31, 1998 was $10.5 million and there was $495,000 additional availability. The amendment also contained certain revisions to its financial covenants, including but not limited to a requirement to maintain a minimum cash balance of $4 million at all times. In November 1998, the Company requested and received a waiver of a debt covenant from the financial institution as of September 30, 1998 and executed another amendment to the credit facility, which modified certain of the financial covenants for the December 31, 1998 measurement date.

     Beginning in 1999, the Company was not in compliance with certain of the financial covenants under its senior credit facility which would allow the lender to declare a default and accelerate the maturity of the debt. In addition, due to cross-default provisions, such noncompliance could trigger an acceleration of all of the Company's other outstanding debt, excluding its capital lease obligations. As a result, the debt which totals $18.5 million at December 31, 1998 is reported as a current liability in the accompanying consolidated balance sheet. This matter raises substantial doubt about the Company's ability to continue as a going concern. As of April 13, 1999, the Company has accepted a non-binding proposal from its senior lender to amend certain terms and conditions of its senior credit facility. Management believes that if this proposal is executed by the lender in the form of an amendment to its senior credit facility, the Company will be able to meet its debt covenants in 1999 and all of its debt would revert to monthly payments of principal and interest which the Company believes it would be able to satisfy in 1999. If the Company is unsuccessful in obtaining an amendment of its credit facility at terms which it currently anticipates are necessary, it may not have sufficient resources to meet its debt obligations and working capital requirements in 1999.

     Management believes that the amendment of its senior credit facility will occur during the second quarter of 1999, although there can be no assurances that the transaction will be consummated or that the terms will be as currently desired.

     At December 31, 1998, the Company had $6.7 million invested in short-term investment grade securities at various interest rates.

     The Nasdaq Stock Market, Inc. has delisted the Company's Common Stock from the NASDAQ National Market effective as of the close of business on March 22, 1999 because the Company failed to comply with the Nasdaq's compliance criteria regarding minimum net tangible assets, market value of public float, and minimum bid price. The Company's Common Stock became listed on the OTC Bulletin Board effective March 23, 1999. The delisting from NASDAQ could adversely affect the Company's ability to raise additional funds.

     The Company operates in the wireless communications industry which has experienced and continues to experience significant challenges including competing technologies, shifts in customers' strategies, changes in the FCC regulatory environment, and limited sources of capital. As a result, the Company is continually required to address these and other matters, in its business strategy and operations.

     Since its March 1996 initial public offering, the Company has invested $62 million in building its network infrastructure, acquiring FCC licenses and other paging networks, and acquiring related companies. As a result of this expansion and the development of the Company's business and the overall wireless industry, the Company has experienced net losses and negative cash flows, and future cash flows have been difficult to project.

     The Company's projections include significant growth in revenues, from existing products and services and also from new switching technologies which it has recently developed, and improved profitability due to greater utilization of the existing base of assets. The Company's business plan may change, or unforeseen events may occur, requiring the Company to raise additional funds. Additionally, the Company may consider selling certain assets. The amounts of funds required by the Company will depend on many factors, including successful deployment of the Company's proprietary patent pending switch technology, "PLATFORM 1(TM)", its sales to customers, and the expected cost savings to the Company in its own networks.

     The outcome of the uncertainties surrounding the Company and the industry are difficult to predict. These uncertainties could effect the Company's ability to recover the carrying value of its long-lived assets from its future cash flows and operations, although management's current projections indicate that such values will be recovered. Currently, generally accepted accounting principles require companies to assess future cash flows and record impairment losses on long-lived assets based on estimates of future cash flows if insufficient to recover the carrying values. Should the Company's future projections not materialize, the Company could experience an impairment of its long-lived assets requiring a charge to its income statement. As of December 31, 1998, the Company had $45 million in net book value of long-lived assets, including property and equipment, FCC licenses, market entry costs and goodwill.

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

     Seasonality is not a material factor affecting the Company's business although pager sales are generally higher in the fourth quarter of the year due to higher demand from the Company's customers' subscribers during the holiday season. Also in certain regions, inclement weather may affect PTS's revenues either by delaying network equipment installation or increasing opportunities for maintenance work.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to acquisitions, construction and other business development activities, future capital expenditures, financing sources and availability and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly effect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the paging and wireless industries generally, risks relating to the Company's acquisition, construction and other business development activities, risks related to the deployment and feasibility of the Company's new patent pending switching technology, risks relating to technological change in the paging and wireless industries, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company), risks relating to the ability of the Company to obtain additional funds in the form of debt or equity relating to the availability of transmitters, terminals, network project management services and network engineering support, fluctuations in interest rates, and the existence of and changes to federal and state laws and regulations.

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

     In 1998, the Company designated a cross-functional team with members of its Information Technology, Engineering, Finance and Administration departments to evaluate the impact of the Year 2000 problem. Initially, this team organized and explained each member's role in the process. Second, the team established an inventory of potential areas where a problem could exist. The inventory included an assessment of the Company's desktop and server hardware; software systems; telephone system; billing system; accounting system; paging terminals; paging transmitters; and other paging network equipment. Third, the team established a plan and assigned responsibility. According to the established plan, the Company's mission critical systems will all be Year 2000 compliant by September 1999. Assessment of mission critical systems and applications has been substantially completed and most third party vendors who supply these mission critical systems have been contacted.

     The Company intends to bring its mission critical systems into Year 2000 compliance through hardware and software upgrades, software replacement and internally developed enhanced software. The Company has purchased maintenance agreements with respect to its desktop and server hardware, software systems and telephone system. These maintenance agreements have allowed the Company to upgrade and remedy where necessary in order to become compliant at minimal additional cost. The Company's subscriber control system is compliant. During 1998, the Company contracted with a consultant to provide services specifically related to an upgrade of its accounting software package. These consulting services consist primarily of programming services and this upgrade is expected to be completed during the third quarter of 1999. The Company's paging terminals, transmitters and other paging network equipment are not date sensitive.

     The Company has not conducted its assessment of the reasonably likely worst case scenario of systems failures and their related consequences. It is expected that the planned testing of systems and the completed testing of systems will greatly reduce the need for substantial contingency planning.

     The Company believes that the cost of modifying its software and related computer technologies will not exceed $250,000, a portion of which was incurred in the fourth quarter of 1998 and the remainder of which will be incurred in the first nine months of 1999. Costs of the Year 2000 project are based on current estimates and actual results may vary from such estimates once plans are fully implemented.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company conducts most of its business in the US and therefore, the Company believes that its exposure to foreign currency exchange rate risk at December 31, 1998 was not material.

     The Company does not engage in trading market risk sensitive instruments. The Company also does not purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose it to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

     The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments and interest paid on its debt. Due to the short term nature of its debt, the Company does not believe that changes to interest rates would have a material impact.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND STOCKHOLDERS
PREFERRED NETWORKS, INC.


     We have audited the consolidated balance sheets of Preferred Networks, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preferred Networks, Inc. as of December 31, 1997 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the financial statements, in 1999, the Company was not in compliance with certain financial covenants under its senior credit facility, which allows the lender to accelerate the maturity of this debt of $10.5 million. In addition, such non compliance triggers an acceleration of the Company's other outstanding debt totaling $8.0 million. Although as of April 13, 1999, management has accepted a non-binding proposal from its senior lender to amend the senior credit facility, there is no assurance that such an amendment will be executed. More information on management's plans with regard to this matter are also discussed in Note 2. This matter raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.



                                               ERNST & YOUNG LLP

Atlanta, Georgia
April 15, 1999

                            PREFERRED NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                      December 31,       December 31,
                                                                                          1997               1998
                                                                                      ------------       ------------
ASSETS
Current assets
   Cash and cash equivalents ...................................................      $  7,562,978       $  6,702,178
   Accounts receivable, less allowance for doubtful accounts of
     $661,300 and $758,952 in 1997 and 1998, respectively ......................         3,969,026          4,606,462
   Inventory ...................................................................         2,890,647          2,928,217
   Prepaid expenses and other current assets ...................................           325,130            421,911
                                                                                      ------------       ------------
Total current assets ...........................................................        14,747,781         14,658,768
Property and equipment, net ....................................................        25,569,209         21,555,617
Goodwill, net ..................................................................        13,396,459         12,427,579
FCC licenses, net ..............................................................         9,544,622          8,838,444
Other assets, net ..............................................................         2,974,409          2,552,135
                                                                                      ------------       ------------
                                                                                      $ 66,232,480       $ 60,032,543
                                                                                      ============       ============

LIABILITIES, REDEEMABLE PREFERRED STOCK,
AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ............................................................      $  3,091,994       $  4,916,542
   Accrued liabilities .........................................................           832,656          1,086,731
   Accrued salaries ............................................................           797,302            472,061
   Current portion of notes payable and capital lease obligations ..............         2,123,248         18,687,492
                                                                                      ------------       ------------
        Total current liabilities ..............................................         6,845,200         25,162,826

Notes payable and capital lease obligations, less current portion ..............        17,658,608            345,946

Class A Redeemable Preferred Stock, no par value, $1.50 per share liquidation preference and redemption price; 13,500,000 shares authorized in 1997,
   10,000,000 shares issued and outstanding in 1997 and 1998 (including $808,333
   and $2,308,333 of undeclared dividends in 1997 and 1998, respectively) ......        13,956,123         15,879,309

Class B Senior Redeemable Preferred Stock, no par value, $1.50 per share liquidation preference and redemption price; 5,500,000 shares authorized
   5,333,336 shares issued and outstanding in 1998 (including
   $945,161 of undeclared dividends in 1998) ...................................                --          8,088,693
                                                                                      ------------       ------------
     Total liabilities and Redeemable Preferred Stock ..........................        38,459,931         49,476,774

Stockholders' equity
   Preferred stock, no par value, 16,500,000 shares authorized; none
     issued and outstanding ....................................................                --                 --
   Common Stock, no par value, 100,000,000 shares authorized;
     16,200,552 and 16,334,377 shares issued and outstanding in
     1997 and 1998, respectively ...............................................        62,900,973         61,458,690
   Additional paid-in capital ..................................................                --                 --
   Accretion on Class A and Class B Redeemable Preferred Stock .................          (245,726)          (828,788)
   Accumulated deficit .........................................................       (34,882,698)       (50,074,133)
                                                                                      ------------       ------------
                                                                                        27,772,549         10,555,769
                                                                                      ------------       ------------
                                                                                      $ 66,232,480       $ 60,032,543
                                                                                      ============       ============


                             SEE ACCOMPANYING NOTES.

                            PREFERRED NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                      1996               1997                1998
                                                                  ------------       ------------       ------------
Revenues
         Network services ..................................      $  6,121,127       $ 12,456,481       $ 13,204,172
         Product sales .....................................         5,818,074         13,603,312         15,255,483
         Other services ....................................         1,411,471          9,921,763         10,666,687
                                                                  ------------       ------------       ------------
                  Total revenues ...........................        13,350,672         35,981,556         39,126,342

Costs of revenues
         Network services ..................................         4,621,126          8,315,721          8,537,012
         Product sales .....................................         8,328,771         13,552,874         13,248,038
         Other services ....................................           662,310          9,140,428          9,392,293
                                                                  ------------       ------------       ------------
                  Total costs of revenues ..................        13,612,207         31,009,023         31,177,343
                                                                  ------------       ------------       ------------
Gross margin ...............................................          (261,535)         4,972,533          7,948,999

Selling, general and administrative expenses ...............         8,337,963         16,030,595         14,311,968
Other expenses .............................................                --            277,707            169,637
Depreciation and amortization ..............................         2,479,080          6,993,116          6,962,519
                                                                  ------------       ------------       ------------
                  Operating loss ...........................       (11,078,578)       (18,328,885)       (13,495,125)
Interest expense ...........................................          (242,337)        (1,277,478)        (2,047,694)
Interest income ............................................         1,121,585            454,605            351,384
                                                                  ------------       ------------       ------------
                  Net loss .................................       (10,199,330)       (19,151,758)       (15,191,435)

Accretion of redeemable preferred stock ....................        (1,121,316)          (245,726)          (583,062)
Redeemable preferred stock dividend requirements ...........          (353,651)          (808,333)        (2,445,161)
                                                                  ------------       ------------       ------------
         Net loss attributable to common stock .............      $(11,674,297)      $(20,205,817)      $(18,219,658)
                                                                  ============       ============       ============

Net loss per share of common stock .........................      $      (0.91)      $      (1.26)      $      (1.12)
                                                                  ============       ============       ============


Weighted average number of common shares used in calculating
   net loss per share of common stock ......................        12,814,579         16,059,637         16,257,586
                                                                  ============       ============       ============


                             SEE ACCOMPANYING NOTES.

                            PREFERRED NETWORKS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               COMMON                                   ACCRETION OF
                                               STOCK       ADDITIONAL       COMMON       REDEEMABLE
                                              ($.0001       PAID-IN          STOCK       PREFERRED     ACCUMULATED
                                                PAR)        CAPITAL        (NO PAR)        STOCK         DEFICIT         TOTAL
                                              -------    ------------    ------------   -----------    ------------   ------------
Balance at December 31, 1995 ...............  $   414    $  1,013,981    $         --   $(3,289,003)   $ (5,531,610)  $ (7,806,218)
  Accretion of Series A and Series B
    Redeemable Convertible Preferred Stock .       --              --              --    (1,121,316)             --     (1,121,316)
  Dividends on Series B Redeemable
    Convertible Preferred Stock ($21.35
    per share) .............................       --        (353,651)             --            --              --       (353,651)
  Issuance of Common Stock upon Initial
    Public Offering ........................      345      31,152,052              --            --              --     31,152,397
  Conversion of Series A and Series B
    Redeemable Convertible Preferred Stock .      683      18,546,627              --     4,410,319              --     22,957,629
  Issuance of Common Stock upon exercise
    of stock options .......................        1          14,142              --            --              --         14,143
  Issuance of Common Stock pursuant to
    Acquisitions ...........................       86       5,909,914              --            --              --      5,910,000
  Non-cash stock option compensation .......       --          29,334              --            --              --         29,334
  Net loss .................................       --              --              --            --     (10,199,330)   (10,199,330)
                                              -------    ------------    ------------   -----------    ------------   ------------
Balance at December 31, 1996 ...............    1,529      56,312,399              --            --     (15,730,940)    40,582,988
  Corporate reincorporation ................   (1,529)    (56,312,399)     56,313,928            --              --             --
  Issuance of 828,613 shares of Common
    Stock pursuant to acquisitions .........       --              --       5,179,989            --              --      5,179,989
  Issuance of 74,000 shares of Common
    Stock pursuant to Directors' Restricted
    Stock Award Plan .......................       --              --          95,703            --              --         95,703
  Issuance of Common Stock Warrants ........       --              --       1,930,963            --              --      1,930,963
  Non-cash stock option compensation .......       --              --         181,915            --              --        181,915
  Accretion of Class A Redeemable
    Preferred Stock ........................       --              --              --      (245,726)             --       (245,726)
  Undeclared dividends on Class A
    Redeemable Preferred Stock ($0.08 per
    share) .................................       --              --        (808,333)           --              --       (808,333)
  Exercise of options ......................       --              --           6,808            --              --          6,808
  Net loss .................................       --              --              --            --     (19,151,758)   (19,151,758)
                                              -------    ------------    ------------   -----------    ------------   ------------
Balance at December 31, 1997 ...............       --              --      62,900,973      (245,726)    (34,882,698)    27,772,549
  Accretion of Class A Redeemable
    Preferred Stock ........................       --              --              --      (423,188)             --       (423,188)
  Undeclared dividends on Class A
    Redeemable Preferred Stock ($0.15 per
    share) .................................       --              --              --            --              --     (1,500,000)
  Accretion of Class B Redeemable
  Preferred Stock ..........................       --              --              --      (159,874)             --       (159,874)
  Undeclared dividends on Class B
    Redeemable Preferred Stock ($0.18 per
    share) .................................       --              --        (945,161)           --              --       (945,161)
  Issuance of Common Stock Warrants ........       --              --         810,000            --              --        810,000
  Exercise of options ......................       --              --         192,878            --              --        192,878
  Net loss .................................       --              --              --            --     (15,191,435)   (15,191,435)
                                              -------    ------------    ------------   -----------    ------------   ------------
  Balance at December 31, 1998 .............  $    --    $         --    $ 61,458,690   $  (828,788)   $(50,074,133)  $ 10,555,769
                                              =======    ============    ============   ===========    ============   ============

                             SEE ACCOMPANYING NOTES.

                            PREFERRED NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1996            1997            1998
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..................................................   $(10,199,330)   $(19,151,758)   $(15,191,435)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization ..........................      2,479,080       6,993,116       6,962,519
   Loss on disposal of property and equipment .............             --          33,193              --
   Bad debt expense .......................................        248,362         805,022         848,057
   Stock option compensation expense ......................         29,334         277,618          66,323
   Changes in operating assets and liabilities:
     Accounts receivable ..................................     (1,415,629)     (1,731,406)     (1,485,493)
     Receivables from related parties .....................        (26,972)         93,397              --
     Inventory ............................................     (3,759,481)      3,104,062         (37,570)
     Prepaid expenses and other current assets ............       (109,048)        427,476         (96,781)
     Accounts payable .....................................      3,784,690        (994,399)      1,824,548
     Accrued liabilities ..................................      2,518,175      (1,126,951)        254,075
     Accrued salaries .....................................        160,910         175,809        (325,241)
                                                              ------------    ------------    ------------
Net cash used in operating activities .....................     (6,289,909)    (11,094,821)     (7,180,998)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment ....................................     (8,174,943)     (3,856,095)       (769,709)
Purchase of other assets and FCC licenses .................     (6,568,426)     (1,599,876)       (432,398)
Payment for acquisitions, net of cash acquired ............       (379,947)    (10,509,544)             --
                                                              ------------    ------------    ------------
Net cash used in investing activities .....................    (15,123,316)    (15,965,515)     (1,202,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings ..................................     10,000,000      10,000,000       1,450,000
Payments of borrowings ....................................     (7,243,191)     (1,861,875)     (1,847,906)
Issuance of Redeemable Preferred Stock ....................             --       2,902,064       6,983,656
Payment of Redeemable Convertible Preferred Stock dividends       (176,149)             --              --
Issuance of Common Stock upon exercise of stock options ...         14,143           6,808         126,555
Issuance of Common Stock ..................................     31,152,397              --              --
Issuance of Common Stock warrants .........................             --       1,930,963         810,000
                                                              ------------    ------------    ------------
Net cash provided by financing activities .................     33,747,200      12,977,960       7,522,305
                                                              ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ......     12,333,975     (14,082,376)       (860,800)
Cash and cash equivalents, beginning of year ..............      9,311,379      21,645,354       7,562,978
                                                              ------------    ------------    ------------
Cash and cash equivalents, end of year ....................   $ 21,645,354    $  7,562,978    $  6,702,178
                                                              ============    ============    ============


                             SEE ACCOMPANYING NOTES.

                            PREFERRED NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Preferred Networks, Inc. (the "Company") provides outsourcing services to the wireless industry primarily in the United States. The Company commenced operations in 1991 as a carrier's carrier of one-way paging networks, whereby the Company's customers purchase and resell the Company's network services to their subscribers. In July 1996, the Company acquired Preferred Technical Services, Inc. ("PTS"), a provider of wireless network equipment installation, maintenance and engineering services. In December 1996, the Company acquired EPS Wireless, Inc. ("EPS"), a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services.

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

REVENUE RECOGNITION

     The Company recognizes revenue on network services when the service is provided. Revenue from the sale of pagers and cellular products is recognized when the product is shipped. Other service revenue consists of revenues generated from repair, maintenance and installation services which the Company recognizes when the services are provided. Sales to one customer approximated a total of 10% of total sales during 1996. No one customer provided more than 10% of sales during 1997 and 1998.

CASH AND CASH EQUIVALENTS

     The Company considers short-term investments with original maturity dates of 90 days or less at date of purchase to be cash equivalents. Short-term investments are carried at cost plus accrued interest, which approximates fair market value.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are held with two financial institutions. Accounts receivable represent trade receivables and are unsecured. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral to support customer receivables. The Company is at risk to the extent such amounts become uncorrectable. The Company provides an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. At December 31, 1998, approximately 23% of accounts receivable was with one customer.

INVENTORY

     Inventory includes new and refurbished pagers and cellular phones and related repair parts. The amounts are stated at the lower of cost or market, with cost of new product and repair parts being determined under the first-in, first-out (FIFO) method and the cost of refurbished products being determined principally by use of the specific identification method. Inventory has been reduced to market value at both December 31, 1997, and 1998.

PROPERTY AND EQUIPMENT

     Property and equipment, including items financed through notes payable and capital leases, is stated at cost including capitalized interest on eligible assets. Interest capitalized in 1996, 1997 and 1998 totaled $280,749, $781,381 and $0 respectively. The Company depreciates its property and equipment over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated useful lives range from five to seven years.

FCC LICENSES

     Federal Communications Commission ("FCC") licenses consist of costs associated with the purchase of licenses and license application fees. These amounts are being amortized over a 15 year period, using the straight-line method. Accumulated amortization at December 31, 1997 and 1998 totaled $864,058 and $1,558,327, respectively.

OTHER ASSETS

     Other assets include deposits with creditors and market entry costs. The Company capitalizes the incremental costs of entering a new geographical market until the Company begins to generate revenues from the sale of network services to its customers in that market. These costs include salaries, rent and the cost of telecommunications services. Such capitalized amounts are amortized over a 15 month period using the straight-line method, which approximates the Company's estimated market stabilization period beginning with the date that the market begins to generate revenues. The Company capitalized $2,407,346 in 1996, $2,082,021 in 1997, and $593,775 in 1998. Accumulated amortization for other assets at December 31, 1997 and 1998 totaled $1,969,359 and $2,680,135, respectively.

GOODWILL

     Goodwill represents the excess purchase price over the fair value of the assets acquired in various acquisitions. Goodwill is amortized using the straight-line method over 15 years. At December 31, 1997 and 1998, accumulated amortization was $968,115 and $1,936,994, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No impairment losses have been recorded in 1996, 1997, or 1998.

ADVERTISING EXPENSES

     The Company expenses all advertising expenses as incurred. Advertising expense for the years 1996, 1997, and 1998 was approximately $29,000, $218,000 and $170,000, respectively.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes.

STOCK-BASED COMPENSATION

     The Company uses the intrinsic value method of measuring and recording compensation expense, if any, related to stock-based compensation. See Note 7 related to pro forma disclosures using the fair value method, as required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123").

NET LOSS PER SHARE

     Net loss per share was computed using the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share, and Staff Accounting Bulletin No. 98. Net loss per share-basic was computed by dividing net loss attributable to common stock by the weighted average number of shares of common stock outstanding during the period excluding unvested shares of restricted stock. The denominator for net loss per share-diluted also considers the dilutive effect of outstanding stock options, warrants, and convertible preferred stock. Due to the Company's net loss, the amounts reported for basic and diluted are the same. The following securities could potentially dilute basic earnings per share in the future and were not included in the computation of diluted net loss per share because they would have been antidilutive for the period presented:

                                                               1996         1997         1998
                                                             ---------   ----------   ----------
 Common Stock Options ....................................   1,151,753    1,705,989    2,467,168
 Common Stock Warrants ...................................     422,353   11,922,353   17,322,353
 Unvested Restricted Stock ...............................          --       60,000       69,000
                                                             ---------   ----------   ----------
 Total Securities ........................................   1,574,106   13,688,342   19,858,521
                                                             =========   ==========   ==========

STATEMENTS OF CASH FLOWS

     The Company paid interest, net of amounts capitalized, of approximately $569,000, $1,199,000, and $2,048,289 during the years ended December 31, 1996,
1997 and 1998, respectively.

     During 1996, 1997 and 1998, the Company purchased property and equipment of approximately $7,695,000, $3,248,000 and $229,000 respectively, through the issuance of notes payable and under capital leases. During 1998, the Company sold approximately $350,000 in property and equipment in exchange for the assumption of approximately $350,000 in debt.

     In 1997, the Company borrowed a total of $10.0 million from the Class A Redeemable Preferred stockholders under a 10% bridge loan. The Company's indebtedness under the $10.0 million bridge loan was applied against the purchase price of the Class A Preferred Stock. See Note 6.

 RECLASSIFICATIONS

     Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. In addition, SOP 98-5 requires a write-off of any previously capitalized start-up or organization costs, and must be reported as a cumulative effect of a change in accounting principle. SOP 98-5 is effective January 1, 1999. The Company will adopt SOP 98-5 effective January 1, 1999 and will write off the unamortized balance of its market entry costs and cease to capitalize such costs at that time. Market entry costs, net of accumulated amortization, at December 31, 1998 were approximately $1.8 million.

2.  UNCERTAINTIES

     The Company operates in the wireless communications industry which has experienced and continues to experience significant challenges including competing technologies, shifts in customers' strategies, changes in the FCC regulatory environment, and limited sources of capital. As a result, the Company is continually required to address these and other matters, in its business strategy and operations.

     Since its March 1996 initial public offering, the Company has invested $62 million in building its network infrastructure, acquiring FCC licenses and other paging networks, and acquiring related companies. As a result of this expansion and the development of the Company's business and the overall wireless industry, the Company has experienced net losses and negative cash flows, and future cash flows have been difficult to project.

     The Company's projections include significant growth in revenues, from existing products and services and also from new switching technologies which it has recently developed, and improved profitability due to greater utilization of the existing base of assets. The Company's business plan may change, or unforeseen events may occur, requiring the Company to raise additional funds. Additionally, the Company may consider selling certain assets. The amounts of funds required by the Company will depend on many factors, including the successful deployment of the Company's proprietary patent pending switch technology, "PLATFORM 1 (TM)", including its sales to customers and the expected cost savings to the Company in its own networks. The outcome of the uncertainties surrounding the Company and the industry are difficult to predict. These uncertainties could effect the Company's ability to recover the carrying value of its long-lived assets from its future cash flows and operations, although management's current projections indicate that such values will be recovered. Currently, generally accepted accounting principles require companies to assess future cash flows and record impairment losses on long-lived assets based on estimates of future cash flows if insufficient to recover the carrying values. Should the Company's future projections not materialize, the Company could experience an impairment of its long-lived assets requiring a charge to its income statement. As of December 31, 1998, the Company had $45 million in net book value of long-lived assets, including property and equipment, FCC licenses, market entry costs and goodwill.

     Beginning in 1999, the Company was not in compliance with certain of the financial covenants under its senior credit facility (discussed further in Note
5) which would allow the lender to accelerate the maturity of the debt. In addition, due to cross-default provisions, such non compliance triggers an acceleration of all of the Company's other outstanding debt, excluding its capital lease obligations. As a result, the debt which totals $18.5 million at December 31, 1998 is reported as a current liability in the accompanying consolidated balance sheet. This matter raises substantial doubt about the Company's ability to continue as a going concern. As of April 13, 1999, the Company has accepted a non-binding proposal from its senior lender to amend certain terms and conditions of its senior credit facility. Management believes that if this proposal is executed by the lender in the form of an amendment to its senior credit facility, the Company will be able to meet its debt covenants and all of its debt would revert to monthly payments of principal and interest which the Company believes it would be able to satisfy in 1999. If the Company is unsuccessful in obtaining an amendment of its credit facility at terms which it currently anticipates are necessary, it may not have sufficient resources to meet its debt obligations and working capital requirements in 1999.

     Management believes that the amendment of its senior credit facility will occur during the second quarter of 1999, although there can be no assurances that the amendment will be consummated or that the terms will be as currently desired.

3.  ACQUISITIONS

     In July 1996, the Company acquired the stock of Paging Services, Inc. for $750,000, paid by the issuance of 58,823 shares of the Company's Common Stock and $250,000 in cash. Its name was changed to Preferred Technical Services, Inc. ("PTS"), and PTS now operates as a wholly-owned subsidiary of the Company. The transaction was accounted for as a purchase as of July 1, 1996, and the excess purchase price over the fair value of the assets acquired has been recorded as goodwill. The former President and another officer of the Company were majority stockholders of PTS prior to the acquisition.

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

     The following unaudited pro forma summary presents the consolidated results of operations as if the 1996 and 1997 acquisitions described above had occurred on January 1, 1996, and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future. Pro forma results are not presented for 1998, as all acquisitions occurred prior to 1998.

                                   1996               1997
                               ------------       ------------
Net revenues ............      $ 29,898,405       $ 36,427,428
                               ============       ============
Net loss ................      $(13,634,307)      $(19,174,424)
                               ============       ============
Net loss per common share      $      (1.12)      $      (1.26)
                               ============       ============

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                         DECEMBER 31,
                               -------------------------------
                                   1997               1998
                               ------------       ------------
Network services equipment     $ 19,794,707       $ 21,477,731
Computer equipment ......         2,726,232          2,903,600
Other equipment .........           999,937          1,238,858
Vehicles ................           817,186          1,072,477
Furniture and fixtures ..           808,572            852,067
Construction in progress          6,602,000          3,781,871
Leasehold improvements ..           997,356          1,045,659
                               ------------       ------------
                                 32,745,990         32,372,263
Less accumulated depreciation    (7,176,781)       (10,816,646)
                               ------------       ------------
                               $ 25,569,209       $ 21,555,617
                               ============       ============


     At December 31, 1997 and 1998 substantially all property and equipment is pledged as collateral under various notes payable and capital lease obligations. Depreciation expense was approximately $1,820,000, $3,857,000, and $4,432,789 for the years ended December 31, 1996, 1997 and 1998, respectively.

     Construction in progress represents equipment acquired, but not yet placed in service. The Company expects to utilize such equipment in its future operations, as the market conditions and capital availability permit. These amounts are not being depreciated.

5.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                                                                             DECEMBER 31,
                                                                                  -----------------------------------
                                                                                       1997               1998
                                                                                  ----------------  -----------------
Revolving credit facility with a financial institution; maximum borrowings of
    $11,000,000, bearing interest either at (1) 1% plus the higher of the
    Federal Funds Rate for each day plus 1/2% or prime or (2) LIBOR plus 3.75%, at the Company's option. At December 31, 1998 $492,000 was available.
    Monthly interest installments and monthly principal installments of $120,800 begin in February 1999, balance due July 30, 2000; secured by substantially
    all assets of the Company. ..................................................   $   9,247,045     $  10,504,879

Line of credit with equipment manufacturers, maximum borrowings of $12,000,000 at December 31, 1998, bearing interest at the five-year U.S. Treasury rate plus 6.5% in 1997 and 1998. At December 31, 1998, $5.7 million was available and borrowings are payable in various monthly installments of principal and interest, with maturity dates through 2002;
    secured by paging equipment..................................................       5,921,648         4,930,501

Notes payable to finance company bearing interest at rates between 10% and 11%
    payable in various monthly installments of principal and interest with maturity dates through 2002; secured by paging equipment. No additional
    amounts were available at December 31, 1998..................................       4,089,016         3,055,651

Amounts due under capital leases, due in various monthly installments
    until 2001; secured by the related equipment.................................         524,147           542,407
                                                                                    -------------     -------------
                                                                                       19,781,856        19,033,438

Less current portion.............................................................      (2,123,248)      (18,687,492)
                                                                                    -------------     -------------
Long-term debt...................................................................   $  17,658,608     $     345,946
                                                                                    =============     =============

     In March 1998, the Company amended its revolving credit facility to increase its availability for working capital purposes for a total facility of $11.0 million and to extend the maturity, with monthly installments of principal of approximately $120,800 beginning in February 1999, with the remaining principal balance due in July 2000. Due to the non-compliance with certain financial covenants as described in Note 2, all of the debt except capital lease obligations is classified as current as of December 31, 1998. Certain other covenants were also modified in the March amendment such that the Company is required to maintain minimum cash balances of $4 million at all times and various other conditions, financial covenants and restrictions related to a variety of issues, including but not limited to debt service, minimum net worth and acquisitions. Availability under this facility is based on a multiple of positive EBITDA of certain network markets, eligible receivables and inventory of the Company. In November 1998, the Company requested and received a waiver of a debt covenant from the financial institution as of September 30, 1998. Additionally, the financial institution and the Company executed the fifth amendment to the credit facility, which modified certain of the financial covenants for the December 31, 1998 measurement date.

     As of December 31, 1998, approximate future principal maturities of notes payable and capital lease obligations for each of the next five years are as follows due to the Company's non-compliance with certain financial covenants in 1999:

Year ending December 31,
1999.................................................    $   18,687,492
2000.................................................           194,022
2001.................................................           120,571
2002.................................................            31,353
                                                         --------------
                                                         $   19,033,438
                                                         ==============

6.  STOCKHOLDERS' EQUITY

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

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In 1994, the Company authorized the issuance of 500,000 shares of Preferred Stock, $.01 par value per share. A total of 159,377 of these shares of Preferred Stock were previously designated as Series A Redeemable Convertible Preferred Stock ("Series A") and a total of 159,377 shares were issued in 1995. All of the outstanding shares of Series A converted to Common Stock upon the IPO in 1996.

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

CLASS A REDEEMABLE PREFERRED STOCK

     In June 1997, the Company issued 10.0 million shares of Class A Redeemable Preferred Stock (the "Class A Preferred") and warrants to purchase up to 11.5 million shares of Common Stock for a total purchase price of $15.0 million. Dividends accrue at the rate of 10% per annum, are cumulative and compound annually. The Class A Preferred may be redeemed at any time at the option of the Company at a price equal to $1.50 per share plus accrued dividends. If the holder so demands and after redemption of the Class B Senior Redeemable Preferred Stock described below, five years from the date of issuance, the Class A Preferred must be redeemed by the Company at a price equal to $1.50 per share plus accrued dividends. Each warrant is exercisable for five years following the issuance of the Class A Preferred and entitles the holder to purchase one share of Common Stock for $1.50 per share subject to possible downward adjustment based on any private placement of the Company's Preferred or Common Stock for less than $1.50 per share. A portion of the warrants may be canceled by the Company in the event of an early redemption of all of the Class A Preferred. The Class A Preferred is recorded at cost, net of expenses, plus $2,977,247 in undeclared dividends and accretion.

CLASS B SENIOR REDEEMABLE PREFERRED STOCK

     In March 1998, the Company issued 5,333,336 shares of Class B Senior Redeemable Preferred Stock (the "Class B Preferred") and warrants to purchase up to 5.4 million shares of Common Stock for a total purchase price of $8 million. Dividends accrue at the rate of 15% per annum, are cumulative and compound annually. The Class B Preferred may be redeemed at any time at the option of the Company at a price equal to $1.50 per share plus accrued dividends and if the holder so demands, five years from the date of issuance, the Class B Preferred must be redeemed by the Company at a price equal to $1.50 per share plus accrued dividends. In the event of redemption of the Class A Preferred, the Company must simultaneously redeem the Class B Preferred. Each warrant is exercisable for five years following the issuance of the Class B Preferred and entitles the holder to purchase one share of Common Stock for $1.50 per share subject to possible downward adjustment based on any private placement of the Company's Preferred or Common Stock for less than $1.50 per share. A portion of the warrants may be canceled by the Company in the event of an early redemption of all of the Class B Preferred. The Class B Preferred is recorded at cost, net of expenses, plus $1,105,035 in undeclared dividends and accretion.

COMMON STOCK WARRANTS

     In addition to the warrants issued in conjunction with the Class A Preferred and Class B Preferred described above, the Company has other warrants outstanding. At December 31, 1998, the Company had outstanding warrants to purchase up to 183,750 shares of Common Stock at $1.50 per share, exercisable until November 15, 2009, warrants to purchase 238,603 shares of Common Stock at $4.24 per share, exercisable until June 2005.

RESTRICTED STOCK

     The Company has a Non-Employee Directors' Restricted Stock Award Plan which provides for awards of Common Stock to the non-employee directors upon election to the board or every five years. In 1997 and 1998 the directors were issued 74,000 and 25,000 shares, respectively. The Company is recognizing the expense related to this issuance over the vesting period, which ends in 2001 through 2003. The related expense recognized was immaterial in both years. At December 31, 1997 and 1998, 60,000 and 69,000, respectively, shares were unvested.

7.  STOCK PLANS

     As of December 31, 1998, the Company has five stock plans (the 1992, 1994, and 1995 Stock Option Plans, the 1995 Employee Stock Purchase Plan, and the 1995 Non-Employee Directors' Restricted Stock Award Plan). In 1994, the Board of Directors voted to discontinue the granting of any additional options under the 1992 Stock Option Plan.

     The Company has both incentive stock options and nonqualified stock options outstanding, with varying vesting schedules. As of December 31, 1998, 4,410,613 shares of Common Stock were reserved for issuance under the five plans, of which 1,943,445 were available for future option grants and restricted stock awards. A summary of the Company's stock option activity and related information is as follows:

                                                                           RANGE OF           WEIGHTED AVERAGE
                                                NUMBER OF SHARES        EXERCISE PRICES        EXERCISE PRICE
                                               UNDERLYING OPTIONS          PER SHARE              PER SHARE
                                               ------------------       ---------------       -----------------
Outstanding at December 31, 1995............            780,723          $0.97 - $10.61                 $2.27
   Granted..................................            412,549          $5.75 - $8.62                  $7.38
   Exercised................................           (14,589)                $0.97                    $0.97
   Forfeited................................           (26,930)          $0.97 - $10.61                 $5.56
                                               ------------------       ---------------       -----------------
Outstanding at December 31, 1996............          1,151,753          $0.97 - $10.61                 $3.99
   Granted..................................          1,366,626          $2.25 - $6.50                  $2.83
   Exercised................................            (7,018)                $0.97                    $0.97
   Forfeited................................          (304,886)          $0.97 - $10.61                 $4.71
   Canceled.................................          (500,486)          $6.00 - $10.61                 $7.31
                                               ------------------       ---------------       -----------------
Outstanding at December 31, 1997............          1,705,989          $0.97 - $10.61                 $1.97
   Granted..................................          1,256,601          $0.69 - $2.13                  $1.55
   Exercised................................           (95,774)          $0.97 - $1.50                  $1.30
   Forfeited................................          (307,982)          $0.97 - $6.50                  $2.74
   Canceled.................................           (91,666)          $2.13 - $2.50                  $2.40
                                               ------------------       ---------------       -----------------
Outstanding at December 31, 1998............          2,467,168          $0.69 - $10.61                 $2.57
                                               ==================       ===============       =================
Exercisable at December 31, 1996............            152,896          $0.97 - $1.50                  $1.05
                                               ==================       ===============       =================
Exercisable at December 31, 1997............            369,833          $0.97 - $10.61                 $1.36
                                               ==================       ===============       =================
Exercisable at December 31, 1998............            550,360          $0.97 - $10.61                 $2.36
                                               ==================       ===============       =================

     Additional information regarding stock options by range of exercise prices as of December 31, 1998 is as follows:

                                         Options Outstanding                               Options Exercisable
                         -------------------------------------------------------      ----------------------------------
                            No. of       Weighted Average       Weighted Average        No. of         Weighted Average
 Exercise Price            Options        Exercise Price         Contract Life         Options          Exercise Price
-----------------        -----------     ----------------       ----------------      ----------       -----------------
    $0.68 - $2.13         1,684,216           $1.40                   7.83              302,963              $0.90
   $2.25 - $10.61           782,952           $3.30                   8.65              247,397              $3.04
                         -----------     ================       ================      ==========       =================
  Total or Average        2,467,168           $2.57                   8.32              550,360              $2.36
                         ===========     ================       ================      ==========       =================

     As a part of certain employee terminations in 1997, the Company modified the terms of the terminated employees' stock options to purchase 187,143 shares of Common Stock, to immediately fully vest these options and to extend the exercise period that the terminated employees have to exercise the options.

PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a minimum value option valuation method for options granted prior to the IPO and a Black-Scholes option valuation model for options granted after the IPO with the following weighted-average assumptions for 1996, 1997, and 1998, respectively: a risk-free interest rate of 6.15%, 6.20% and 5.64%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 0.57, 0.78, and 0.99; and a weighted-average expected life of the option of 4 years.

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

     The weighted average fair value of options granted in 1996, 1997, and 1998 is $3.68, $1.75 and $1.53 per share, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                    1996              1997              1998
                                                                ------------      ------------       ------------
Pro forma net loss............................................  $(10,451,264)     $(19,297,820)      $(16,028,422)
Pro forma net loss per share of common stock..................        $(0.93)           $(1.27)            $(1.17)


8.  INCOME TAXES

     The Company has incurred operating losses since inception; accordingly, no provision for income taxes has been recorded. As of December 31, 1998, the Company has net operating loss carryforwards of approximately $58 million for federal income tax purposes. Such carryforwards, which expire at various dates through 2018, could be available to reduce future federal taxable income subject to limitations resulting from substantial changes in the Company's ownership.

The significant components of the Company's deferred tax assets and liabilities are:

                                                                            DECEMBER 31,
                                                                 -----------------------------------
                                                                     1997                  1998
                                                                 -------------         -------------
   Deferred tax assets
   Net operating loss carryforwards                              $  15,839,671         $  21,861,730
   Accounts receivable allowance                                       251,029               288,098
   Inventory reserves                                                  134,328               202,837
   Vacation accrual                                                    117,754               102,686
   Other                                                                90,566                12,480
                                                                 -------------         -------------
                                                                    16,433,348            22,467,831
   Valuation allowance                                             (14,027,641)          (20,017,710)
   Deferred tax liabilities
   Accumulated depreciation                                         (1,348,711)           (1,754,542)
   Market entry costs                                               (1,056,996)             (695,579)
                                                                 =============         =============
   Net deferred assets                                           $           -         $           -
                                                                 =============         =============

     The net change in the valuation allowance for deferred tax assets was an increase of $3,921,240, $8,078,609 and $5,990,069 during 1996, 1997 and 1998, respectively, due mostly to the increase in net operating loss carryforwards.

     The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory rates to income tax expense is:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                       1996        1997        1998
                                                                      ------      ------      ------
   Tax at federal statutory rate................................       (34.0)%     (34.0)%     (34.0)%
   State taxes, net of federal tax benefit......................        (4.0)       (4.0)       (4.0)
   Nondeductible expenses.......................................           -         1.0         1.1
   Effect of valuation allowance................................        38.0        37.0        36.9
                                                                      ======      ======      ======
                                                                           -%          -%          -%
                                                                      ======      ======      ======


9.  COMMITMENTS

     The Company leases sites and other facilities for its transmitters, terminals and other equipment and also leases office space under noncancelable operating leases which expire at various dates. As of December 31, 1998, approximate minimum annual rental payments required by these operating leases are as follows:


     YEAR ENDING DECEMBER 31,                                          TOTAL
                                                                   -------------
     1999...................................................       $   4,088,000
     2000...................................................           2,094,585
     2001...................................................           1,619,446
     2002...................................................             913,188
     2003...................................................             772,052
     Thereafter.............................................           1,875,492
                                                                   -------------
                                                                   $  11,362,763
                                                                   =============

     Rental expense for the years ended December 31, 1996, 1997 and 1998, was approximately $2.0 million, $4.4 million and $4.4 million, respectively.

     As of December 31, 1998, the Company had three letters of credit outstanding for $492,224. These letters of credit expire in 1999, and are collateralized by certificates of deposits of $492,224.

10.  RELATED PARTY TRANSACTIONS

     During 1996, 1997 and 1998, the Company recognized revenues of approximately $560,000, $5,553, and $0 respectively, from network services and product sales, from entities owned by its stockholders. During 1996, 1997 and 1998, the Company expensed $850,000, $104,000 and $0, respectively, for services purchased (including purchase, installation and maintenance costs and site lease expense) from entities owned by related parties.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

12.  EMPLOYEE BENEFIT PLANS

     The Company and one of its subsidiaries provide 401(k) plans that provide retirement benefits to substantially all employees at least 21 years of age with at least 90 days of continuous service. Depending on the subsidiary, the Company is required to match 10% of each participant's contributions up to 1% of their salary or may make contributions at the discretion of the Board of Directors, subject to statutory limitations. The Company's contributions were not material in 1996, 1997, or 1998.

13.  SEGMENT INFORMATION

     The Company has three reportable segments organized by products or services sold: (i) one-way wireless networks, whereby companies purchase non-branded, wholesale network services from the Company for resale to their customers (through its PNI Access Services Division); (ii) network engineering and maintenance services, supporting one-way and two-way wireless technologies (through Preferred Technical Services, Inc.) and (iii) pager and cellular product repair services, product sales and inventory management and fulfillment (through EPS Wireless, Inc.)

     The Company evaluates performance and allocates resources based on earnings before interest, depreciation and other non-cash items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are recorded with profit, which is then eliminated upon consolidation.

                                           PNI
                                          Access            EPS             Preferred
                                         Services         Wireless          Technical
                                        And Other*          Inc.          Services, Inc.   Intersegment         Totals
                                      ---------------- ----------------- ---------------- ----------------- ----------------
YEAR ENDED DECEMBER 31, 1998
Revenue.............................    $ 19,566,847     $ 16,525,595      $  3,992,277     $   (958,377)     $ 39,126,342
Interest expense....................       2,010,178           33,004             4,512                -         2,047,694
Depreciation and amortization
   expense..........................       6,094,758          648,273           219,488                -         6,962,519
Segment income (loss)...............     (12,862,701)      (2,424,141)           98,897           (3,490)      (15,191,435)
Segment assets......................      89,903,885        3,847,021         1,893,038      (35,611,401)       60,032,543

YEAR ENDED DECEMBER 31, 1997
Revenue.............................      17,914,723       17,425,733         2,361,355       (1,720,255)       35,981,556
Interest expense....................       1,241,294           36,184                 -                -         1,277,478
Depreciation and amortization
   expense..........................       6,217,459          608,775           166,882                -         6,993,116
Segment income (loss)...............     (18,345,603)        (799,069)           50,384          (57,470)      (19,151,758)

Segment assets......................      95,473,367        5,839,235         1,087,976      (36,168,098)       66,232,480

YEAR ENDED DECEMBER 31, 1996
Revenue.............................      11,734,277        1,086,056           856,618         (326,279)       13,350,672
Interest expense....................         235,732            6,605                 -                -           242,337
Depreciation and amortization
   expense..........................       2,428,735           15,394            34,951                -         2,479,080
Segment income (loss)...............     (10,230,716)         (65,588)          151,201          (54,227)      (10,199,330)
Revenue from major customer.........       1,297,835                -                 -                -         1,297,835

* "Other" includes overhead expenses primarily in the area of S,G&A relating to executive management, information services, public reporting and other similar expenses.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS

Not applicable

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company will be set forth under the captions "Proposal 1 - Election of Directors--Information Regarding Nominees and Continuing Directors in the Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"). Such information is incorporated herein by reference. Information relating to the executive officers of the Company will be set forth under the caption "Executive Officers of the Registrant" in the 1999 Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements.

               The following financial statements of the Company and Reports of Independent Auditors are filed as part of this Report pursuant to
               Item 8.

               Report of Independent Auditors
               Consolidated Balance Sheets as of December 31, 1997 and 1998 Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998 Consolidated Statements of Changes in Stockholders' Equity for the years ended
                    December 31, 1996, 1997 and 1998
               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998 Notes to Consolidated Financial Statements

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

          3.   Index to Exhibits.

EXHIBIT NO.        DESCRIPTION
-----------        -----------
3.1         Articles of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, no. 0-27658, filed on June 30, 1997)
3.2         Articles of Amendment to Articles of Incorporation of the Company
            (creating Class B Senior Redeemable Preferred Stock) (incorporated by reference to Exhibit C of Exhibit 10.35 below)
3.3         Bylaws of the Company, as amended (incorporated by reference to
            Exhibit 3.2 to the Quarterly Current Report on Form 8-K, No.
            0-27658, filed on June 30, 1997)
4.1         Reference is hereby made to Exhibits 3.1 and 3.2 and 3.3
10.1        Preferred Networks, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement filed on
            Form S-1, No. 33-80507)
10.2*       Preferred Networks, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement filed on
            Form S-1, No. 33-80507)
10.3 (1) *  Preferred Networks, Inc. 1995 Stock Option Plan, as amended
            (incorporated by reference to Exhibit B to the Company's definitive
            Proxy Statement on Form 14A filed on April 22, 1997)
10.3 (2) *  Preferred Networks, Inc. 1995 Stock Option Plan, as amended
            (incorporated by reference to Exhibit A to the Company's definitive
            Proxy Statement on Form 14A filed on April 29, 1998)
10.4*       Preferred Networks, Inc. 1995 Employee Stock Purchase Plan
            (incorporated by reference to Exhibit 10.4 to the Registration
            Statement filed on Form S-1, No. 33-80507)
10.5*       Preferred Networks, Inc. 1995 Non-Employee Directors' Restricted
            Stock Award Plan (incorporated by reference to Exhibit 10.5 to the
            Registration Statement filed on Form S-1, No. 33-80507)
10.6        Purchase Agreement dated June 21, 1995, among the Company, Fleet
            Equity Partners VI, L.P., Fleet Venture Resources, Inc., Chisholm
            Partners II, L.P., Centennial Fund IV, L.P., Saugatuck Capital
            Company Limited Partnership III, Primus Capital Fund III Limited
            Partnership, PNC Capital Corp. and certain of the Company's stockholders (incorporated by reference to Exhibit 10.6 to the
            Registration Statement filed on Form S-1, No. 33-80507)
10.7        Stockholders Agreement dated June 21, 1995, among the Company, Fleet
            Equity Partners VI, L.P., Fleet Venture Resources, Inc., Chisholm
            Partners II, L.P., Centennial Fund IV, L.P., Saugatuck Capital
            Company Limited Partnership III, Primus Capital Fund III Limited
            Partnership, PNC Capital Corp. and certain of the Company's stockholders (incorporated by reference to Exhibit 10.7 to the
            Registration Statement filed on Form S-1, No. 33-80507)
10.8        Registration Rights Agreement dated June 21, 1995 among the Company,
            Fleet Equity Partners VI, L.P., Fleet Venture Resources, Inc.,
            Chisholm Partners II, L.P., Centennial Fund IV, L.P., Saugatuck
            Capital Company Limited Partnership III, Primus Capital Fund III
            Limited Partnership, PNC Capital Corp. and certain of the Company's stockholders (incorporated by reference to Exhibit 10.8 to the
            Registration Statement filed on Form S-1, No. 33-80507)
10.9        Warrant to Purchase Common Stock dated June 22, 1995 issued to Legg
            Mason Wood Walker, Incorporated (incorporated by reference to
            Exhibit 10.9 to the Registration Statement filed on Form S-1, No.
            33-80507)
10.10       Promissory Note and Credit Agreement dated April 1, 1995, between the Company and Glenayre Electronics, Inc. as amended (incorporated by reference to Exhibit 10.10 to the Registration Statement filed on
            Form S-1, No. 33-80507)
10.11       Credit Agreement and Promissory Note, each dated June 16, 1995, between the Company and Motorola, Inc. (incorporated by reference to
            Exhibit 10.11 to the Registration Statement filed on Form S-1, No.
            33-80507)
10.12       Sublease Agreement, dated May 8, 1995, between the Company and The
            Carter Group for office space in Oakbrook Research Center, Norcross,
            Georgia (incorporated by reference to Exhibit 10.12 to the
            Registration Statement filed on Form S-1, No. 33-80507)
10.13       Lease Agreement and Addendum, dated October 14, 1992, between the
            Company and Connecticut Mutual Life Insurance Company for office space at Goshen Springs Road, Norcross, Georgia, as amended
            (incorporated by reference to Exhibit 10.13 to the Registration
            Statement filed on Form S-1, No. 33-80507)

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

            Annual Report on Form 10-K, No. 0-276548, filed on April 15, 1997)
10.30       Second Amendment to Credit Agreement dated as of March 12, 1997, by and among Preferred Networks, Inc., PNI Systems, LLC, and
            NationsBank, N.A. (South) (incorporated by reference to Exhibit
            10.30 to the Annual Report on Form 10-K, No. 0-276548, filed on
            April 15, 1997)
10.31       Commitment Letter dated April 9, 1997 between the Company,
            Centennial Fund IV, L.P., Saugatuck Capital III, PNC Capital Corp.,
            Fleet Equity Partners, and Primus Venture Fund III (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K, No.
            0-276548, filed on April 15, 1997)
10.32       Third Amendment to Credit Agreement dated as of April 11, 1997, by and among Preferred Networks, Inc., PNI Systems, LLC, and
            NationsBank, N.A. (South) (incorporated by reference to Exhibit
            10.31 to the Annual Report on Form 10-K, No. 0-276548, filed on
            April 15, 1997)
10.33       Class A Redeemable Preferred Stock Purchase Agreement dated as of
            May 21, 1997, by and among the Company and Centennial Fund IV, L.P.,
            Saugatuck Capital Company Limited Partnership III, PNC Capital
            Corp., Fleet Venture Resources, Inc., Fleet Equity Partners VI,
            L.P., Chisholm Partners II, L.P. and Primus Capital Fund III Limited
            Partnership (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement on Schedule 14A, filed May 22, 1997).
10.34       Agreement and Plan of Merger, dated May 21, 1997, by and between
            Preferred Networks, Inc. and PNI Merger Corp. (incorporated by reference to Exhibit B to the Company's definitive Proxy Statement on Schedule 14A, filed on May 22, 1997).
10.35       Class B Senior Redeemable Stock Purchase Agreement dated as of March
            17, 1998, by and among the Company, Alta Communications VI, L.P.,
            Alta Comm S By S, LLC, Centennial Fund IV, L.P., PNC Capital Corp.,
            Saugatuck Capital Company Limited Partnership III, Primus Capital
            Fund III Limited Partnership, Fleet Equity Partners VI, L.P., Fleet
            Venture Resources, Inc., T/W Alfred W. Putnam GST Exempt, Anne L.
            Putnam, Edward B. Putnam, Custodian for Fitzgerald B. Putnam Under
            the Uniform Transfers to Minor Act, Pennsylvania, Webbmont Holdings
            L.P., Spotted Dog Farm, L.P., RTM, Inc., Mark H. and Marcia M.
            Dunaway, and John J. and Sylvia Hurley (incorporated by reference to the Company's Annual Report on Form 10-K for the 1997 fiscal year, filed on March 30, 1998).
10.36       Fourth Amendment to Credit Agreement dated as of March 19, 1998, by and among the Company, PNI Systems, LLC, and NATIONSBANK, N.A., as
            successor to NationsBank, N.A. (South) (incorporated by reference the Company's Annual Report on Form 10-K for the 1997 fiscal year, filed on March 30, 1998).
10.37       Amendment to Registration Rights Agreement dated as of June 16, 1997
            (incorporated by reference to Exhibit E of Exhibit A to the
            Company's definitive Proxy Statement on Schedule 14A, filed on May
            22, 1997).
10.38       Second Amendment to Registration Rights Agreement dated as of March
            17, 1998 (incorporated by reference the Company's Annual Report on
            Form 10-K for the 1997 fiscal year, filed on March 30, 1997).
10.39       Fifth Amendment to Credit Agreement and waiver dated as of November
            12, 1998, by and among the Company, PNI systems, LLC, and
            NATIONSBANK, N.A., as successor to NationsBank, N.A. (South)
            (incorporated by reference to the Quarterly Report filed on Form
            10-Q, No. 0-27658, for the quarter ended September 30, 1998).
21          Subsidiaries of the Company
23          Consent of Ernst & Young LLP
27          Financial Data Schedule

* Indicates management contract or compensation plan or arrangement.

(b)  Reports on Form 8-K.
         The registrant did not file any reports on Form 8-K during the three months ended December 31, 1997.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 1996, 1997 AND 1998


                                                                  ADDITIONS
                                                BALANCE AT        CHARGED TO
                                                BEGINNING         COSTS AND                          BALANCE AT
DESCRIPTION                                     OF PERIOD         EXPENSES        DEDUCTIONS (1)    END OF PERIOD
                                              -------------     -------------     -------------     -------------
YEAR ENDED DECEMBER 31, 1998:
Reserve and allowance deducted from
   asset accounts
   Allowance for doubtful accounts            $     661,300     $     736,369     $     638,717     $     758,952
   Valuation allowance for deferred taxes        14,027,641         5,990,069                 -        20,017,710

YEAR ENDED DECEMBER 31, 1997:
Reserve and allowance deducted from
   asset accounts
   Allowance for doubtful accounts                  254,990           805,022           398,712           661,300
   Valuation allowance for deferred taxes         5,949,032         8,078,609                 -        14,027,641

YEAR ENDED DECEMBER 31, 1996:
Reserve and allowance deducted from
   asset accounts
   Allowance for doubtful accounts                   86,426           393,063          (224,499)          254,990
   Valuation allowance for deferred taxes         2,027,792         3,921,240                 -         5,949,032

(1) Uncollectible accounts written off, net of recoveries

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Preferred Networks, Inc.

We have audited the consolidated financial statements of Preferred Networks, Inc. as of December 31, 1997 and 1998, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated April 15, 1999. Our audits also included the financial statement schedule listed in
Item 14 (b) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              ERNST & YOUNG LLP



Atlanta, Georgia
April 15, 1999

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PREFERRED NETWORKS, INC.

Date:  April 15, 1999       By:   /s/  Mark H. Dunaway
                                  --------------------------------------
                                  Mark H. Dunaway
                                  Chief Executive Officer (Principal
                                  Executive Officer)

Date:  April 15, 1999       By:   /s/  Kathryn Loev Putnam
                                  --------------------------------------
                                  Kathryn Loev Putnam
                                  Senior Vice President
                                  and Chief Financial Officer (Principal
                                  Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 1999      By:    /s/  Mark H. Dunaway
                                  ------------------------------------
                                  Mark H. Dunaway
                                  Chairman of the Board of Directors,
                                  Chief Executive Officer and Director

Date:  April 15, 1999      By:    /s/  William H. Bang
                                  ------------------------------------
                                  William H. Bang
                                  Director

Date:  April 15, 1999      By:    /s/  Richard P. Campbell
                                  ------------------------------------
                                  Richard P. Campbell
                                  Director

Date:  April 15, 1999      By     /s/  John J. Hurley
                                  ------------------------------------
                                  John J. Hurley
                                  Director

Date:  April 15, 1999      By:    /s/  Jeffrey H. Schutz
                                  ------------------------------------
                                  Jeffrey H. Schutz
                                  Director

Date:  April 15, 1999      By:    /s/  Robert Van Degna
                                  ------------------------------------
                                  Robert Van Degna
                                  Director

Date:  April 15, 1999      By:    /s/  Ronald W. White
                                  ------------------------------------
                                  Ronald W. White
                                  Director

Date:  April 15, 1999      By:    /s/  Robert F. Benbow
                                  ------------------------------------
                                  Robert F. Benbow
                                  Director