Form 10-Q
period 1999-03-31
PREFERRED NETWORKS INC
filed 1999-05-17
CIK 893335

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________________ to ___________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,369,302 shares of common stock, no par value, as of May 14, 1999.

                           PREFERRED NETWORKS, INC.


                               INDEX TO FORM 10-Q


PART I.               FINANCIAL INFORMATION                                                     PAGE
                                                                                                NUMBER
                                                                                                ------

           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets, March 31, 1999
                      (Unaudited) and December 31, 1998....................................        3

                      Condensed Consolidated Statements of Operations for the
                      three months ended March 31, 1999 and 1998 respectively
                      (Unaudited) .........................................................        4

                      Condensed Consolidated Statements of Cash Flows for the three
                      months ended March 31, 1999 and 1998 (Unaudited) ....................        5

                      Notes to Condensed Consolidated Financial Statements (Unaudited) ....        6

           Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ...........................................        9

           Item 3.    Quantitative and Qualitative Disclosure of Market Risk ..............       14

PART II.              OTHER INFORMATION

           Item 3.    Defaults Upon Senior Securities .....................................       15

           Item 6.    Exhibits and Reports on Form 8-K ....................................       15

                      Signatures ..........................................................       16

                           PREFERRED NETWORKS, INC.


                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           MARCH 31,                 DECEMBER 31,
                                                                                             1999                       1998
                                                                                         ------------               ------------
                                                                                         (UNAUDITED)

                                                   ASSETS
Current assets
   Cash and cash equivalents ...................................................         $  5,421,691               $  6,474,139
   Accounts receivable, net ....................................................            3,259,197                  3,029,334
   Inventory ...................................................................            2,531,829                  2,928,217
   Prepaid expenses and other current assets ...................................              661,112                    417,829
   Current assets of discontinued operations ...................................            2,383,919                  1,809,249
                                                                                         ------------               ------------
      Total current assets .....................................................           14,257,748                 14,658,768

Property and equipment, net ....................................................           19,661,879                 20,447,962
Property and equipment of discontinued operations, net .........................            1,107,363                  1,107,655
Goodwill, net ..................................................................           11,564,829                 11,788,554
Goodwill of discontinued operations, net .......................................              626,245                    639,025
FCC licenses, net ..............................................................            8,664,714                  8,838,444
Other assets, net ..............................................................              679,338                  2,552,135
Other assets of discontinued operations ........................................                  280                         --
                                                                                         ------------               ------------
                                                                                         $ 56,562,396               $ 60,032,543
                                                                                         ============               ============
                             LIABILITIES, REDEEMABLE PREFERRED STOCK,
                                      AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ............................................................         $  5,654,643               $  4,356,885
   Accrued liabilities .........................................................            1,181,605                  1,060,966
   Accrued compensation ........................................................              409,273                    394,989
   Current portion of notes payable and capital lease obligations ..............           18,702,495                 18,635,308
   Current liabilities of discontinued operations ..............................              635,822                    714,678
                                                                                         ------------               ------------
      Total current liabilities ................................................           26,583,838                 25,162,826

Notes payable and capital lease obligations, less current portion of
    continuing operations ......................................................              178,074                    218,389
Notes payable and capital lease obligations, less current portion of
    discontinued operations ....................................................              132,934                    127,557

Class A Redeemable Preferred Stock, no par value, $1.50 per
    share redemption price; 13,500,000 shares authorized,
    10,000,000 shares issued and outstanding (including $2,683,333
    and $2,308,333 of undeclared dividends in 1999 and 1998, respectively) .....           16,360,105                 15,879,309

Class B Senior Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 5,500,000 shares authorized,
    5,333,336 shares issued and outstanding (including $1,245,161
    and $945,161 of undeclared dividends in 1999 and 1998, respectively) .......            8,438,538                  8,088,693
                                                                                         ------------               ------------
      Total liabilities and Redeemable Preferred Stock .........................           51,693,489                 49,476,774

Stockholders' equity
   Common Stock, no par value, 100,000,000 shares authorized
      in 1999 and 1998; 16,369,302 and 16,334,377 issued and
      outstanding in 1999 and 1998, respectively ...............................           60,800,271                 61,458,690
   Accretion of  Redeemable Preferred Stock ....................................             (984,420)                  (828,788)
   Accumulated deficit .........................................................          (54,946,944)               (50,074,133)
                                                                                         ------------               ------------
      Total Stockholders' equity ...............................................            4,868,907                 10,555,769
                                                                                         $ 56,562,396               $ 60,032,543
                                                                                         ============               ============


           See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                         --------------------------------
                                                                                              1999               1998
                                                                                         ------------        ------------

Revenues
     Network services ...............................................................    $  3,306,154        $  3,263,018
     Product sales ..................................................................       3,845,690           3,894,594
     Other services .................................................................       2,494,267           2,117,801
                                                                                         ------------        ------------
              Total revenues ........................................................       9,646,111           9,275,413

Costs of revenues
     Network services ...............................................................       2,125,048           2,154,372
     Product sales ..................................................................       3,205,649           3,232,300
     Other services .................................................................       2,207,907           1,707,755
                                                                                         ------------        ------------
              Total cost of revenues ................................................       7,538,604           7,094,427
                                                                                         ------------        ------------
Gross margin ........................................................................       2,107,507           2,180,986

Selling, general and administrative expenses ........................................       3,360,735           3,543,850
Depreciation and amortization .......................................................       1,396,095           1,711,760
                                                                                         ------------        ------------
              Operating loss ........................................................      (2,649,323)         (3,074,624)
Interest expense ....................................................................        (488,889)           (326,583)
Interest income .....................................................................          37,161              74,395
                                                                                         ------------        ------------
              Net loss from continuing operations
                  before cumulative effect of change in accounting principle ........      (3,101,051)         (3,326,812)
              Net income from discontinued operations, net of income taxes ..........          60,638               5,049
              Cumulative effect of change in accounting principle ...................      (1,832,398)                 --
                                                                                         ------------        ------------
              Net loss ..............................................................      (4,872,811)         (3,321,763)
                                                                                         ------------        ------------
Accretion of Redeemable Preferred Stock .............................................        (155,642)           (111,894)
Redeemable Preferred Stock dividend requirements ....................................        (675,000)           (420,161)
                                                                                         ------------        ------------
              Net loss attributable to Common Stock .................................    $ (5,703,453)       $ (3,853,818)
                                                                                         ============        ============

Net earnings per Common Share:
    Continuing operations before cumulative effect of change in
       accounting principle .........................................................    $       (.24)       $       (.24)
    Discontinued operations .........................................................             .00                 .00
    Cumulative effect of change in accounting principle .............................            (.11)                 --
                                                                                         ------------        ------------
Net loss per share of Common Stock ..................................................    $       (.35)       $       (.24)
                                                                                         ============        ============

Weighted average number of common shares
   used in calculating net loss per share of Common Stock ...........................      16,265,377          16,179,250
                                                                                         ============        ============

Pro forma net loss assuming the change in
    accounting principle is applied retroactively ...................................    $ (3,040,413)       $ (3,224,811)
                                                                                         ============        ============

Pro forma net loss attributable to Common Stock assuming the change in
    accounting principle is applied retroactively ...................................    $ (3,871,055)       $ (3,756,866)
                                                                                         ============        ============

Pro forma net loss per share ........................................................    $       (.24)       $       (.23)
                                                                                         ============        ============


           See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                         ------------------------------
                                                                                              1999              1998
                                                                                         ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................................................    $ (4,872,811)     $ (3,321,763)

Adjustments to reconcile net loss to net cash used in
operating activities:
   Cumulative effect of change in accounting principle ..............................       1,832,398                --
   Depreciation and amortization ....................................................       1,396,095         1,711,760
   Bad debt expense .................................................................         132,213            62,731
   Stock option and restricted stock grant compensation expense .....................          16,590            16,581
   Changes in operating assets and liabilities:
        Accounts receivable .........................................................        (362,075)          530,361
        Inventory ...................................................................         396,388           505,386
        Prepaid expenses and other assets ...........................................        (232,883)          (96,778)
        Accounts payable ............................................................       1,297,758        (1,072,212)
        Accrued liabilities .........................................................         119,479           (94,023)
        Accrued compensation ........................................................          14,556          (143,887)
                                                                                         ------------      ------------
   Net cash used in operating activities by continuing operations ...................        (262,292)       (1,901,844)
   Net cash used in operating activities by discontinued operations .................        (554,648)          (92,635)
                                                                                         ------------      ------------
   Net cash used in operating activities ............................................        (816,940)       (1,994,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment ..............................................................        (181,681)         (369,295)
Purchases of equipment for discontinued operations ..................................         (80,708)          (14,932)
Purchases of other assets and FCC licenses ..........................................              --          (213,633)
                                                                                         ------------      ------------
   Net cash used in investing activities ............................................        (262,389)         (597,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings ............................................................         492,136           500,000
Repayments of borrowings ............................................................        (451,277)         (467,705)
Payment of deferred loan costs ......................................................              --          (220,000)
Net proceeds from issuance of Redeemable Preferred Stock ............................              --         6,965,000
Net proceeds from issuance of Common Stock purchase warrants ........................              --           810,000
Issuance of Common Stock upon exercise of stock options .............................              --             8,531
                                                                                         ------------      ------------
   Net cash provided by financing activities of continuing operations ...............          40,868         7,595,826
   Net cash used in financing activities of discontinued operations .................         (13,987)               --
                                                                                         ------------      ------------
   Net cash provided by financing activities ........................................          26,881         7,595,826

Net increase (decrease) in cash and cash equivalents ................................      (1,052,448)        5,003,487
Cash and cash equivalents, beginning of period ......................................       6,474,139         7,379,254
                                                                                         ------------      ------------
Cash and cash equivalents, end of period ............................................    $  5,421,691      $ 12,382,741
                                                                                         ============      ============


           See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)



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

2.   BASIS FOR PRESENTATION

     The interim condensed consolidated financial information contained herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and includes in the opinion of management, all adjustments, which are of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These financial statements and related notes should be read in conjunction with the financial statements and notes as of December 31, 1998, included in the Company's Annual Report on Form 10-K (File No. 0-27658). Results of operations for the periods presented herein are not necessarily indicative of results to be expected for the full year or any other interim period.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. Cash payments made for interest, net of capitalized interest, during the three months ended March 31, 1999 and 1998 were approximately $446,000 and $388,000 respectively. There were no significant federal or state income taxes paid or refunded for the three months ended March 31, 1999 and 1998.

4.   LOSS PER SHARE

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

                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                     1999            1998
                                                  ----------      ----------
               Common Stock Options                2,445,168       2,311,955
               Common Stock Warrants              17,322,353      17,322,353
               Unvested Restricted Stock              69,000          85,000
                                                  ----------      ----------
               Total Securities                   19,836,521      19,719,308
                                                  ==========      ==========

                           PREFERRED NETWORKS, INC.



5.   DISCONTINUED OPERATIONS

     On April 19, 1999, the Company reached a definitive agreement to sell substantially all of the assets of its wholly-owned subsidiary, PTS. Under the terms of the agreement, an affiliate of Saratoga Partners, a New York based merchant bank will pay the Company approximately $5 million for PTS, subject to various purchase price adjustments. A principal of Saratoga Partners serves as a director of the Company. The purchase price to be paid is approximately $4 million in cash with the balance of the purchase price to be paid in maintenance services on the Company's paging networks. The sale is scheduled to close during the second quarter of 1999. There are significant conditions that must be satisfied prior to the closing of this transaction; therefore, there can be no assurances that the transaction will close.

     Revenues for PTS for the three months ended March 31, 1999 and 1998 were $1.6 million and $389,000, respectively. Net income of PTS for the three months ended March 31, 1999 and 1998 was $61,000 and $5,000, respectively. This subsidiary has been presented as a discontinued operation in the accompanying financial statements.

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

7.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. In addition, SOP 98-5 requires a write-off of any previously capitalized start-up or organization costs, and must be reported as the cumulative effect of a change in accounting principle. SOP 98-5 became effective January 1, 1999. The Company adopted SOP 98-5 on January 1, 1999 and has written off the unamortized balance of its market entry costs of $1.8 million and no longer capitalizes such costs.

     Pro forma amounts reflect adjustments to cease capitalization and amortization as if SOP 98-5 had been adopted prior to 1998. Additional amounts capitalized during the three months ended March 31, 1998 were $210,000 and amortization expense was $307,000 for the three months ended March 31, 1998.

                           PREFERRED NETWORKS, INC.



8.   SEGMENT INFORMATION

In its continuing operations, the Company has two reportable segments organized by products or services sold: (i) one-way wireless networks, whereby companies purchase non-branded, wholesale network services from the Company for resale to their customers (through its PNI Access Services Division) and (ii) pager and cellular product repair services, product sales and inventory management and fulfillment (through EPS Wireless, Inc.). The Company's third segment, Preferred Technical Services, Inc., is reported as discontinued operations.

The Company evaluates performance and allocates resources based on earnings before interest, depreciation and other non-cash items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are recorded with profit, which is then eliminated upon consolidation.

                                                  PNI ACCESS
                                                 SERVICES AND       EPS
                                                    OTHER*       WIRELESS, INC.   INTERSEGMENT      TOTALS
                                                 ------------   ---------------   ------------   ------------
QUARTER ENDED MARCH 31, 1999
Revenue .......................................  $  4,949,837   $  4,696,274      $         --   $  9,646,111
Interest expense ..............................       483,750          5,139                --        488,889
Depreciation and amortization expense .........     1,226,284        169,811                --      1,396,095
Segment income (loss) after cumulative
  effect of change in accounting principle.....    (4,812,970)      (131,045)           10,566     (4,933,449)
Segment assets ................................    81,550,459      4,727,141       (33,833,011)    52,444,589

QUARTER ENDED MARCH 31, 1998
Revenue .......................................     4,644,225      4,879,265          (248,077)     9,275,413
Interest expense ..............................       315,162         11,421                --        326,583
Depreciation and amortization expense .........     1,555,014        156,746                --      1,711,760
Segment income (loss) after cumulative
  effect of change in accounting principle.....    (3,463,790)       136,777               201     (3,326,812)
Segment assets ................................    96,167,839      5,959,640       (34,768,200)    67,359,279


    * "Other" includes overhead expenses primarily in the area of S,G&A relating to executive management, information services, public reporting and other similar expenses. The cumulative effect of the change in accounting principle is reflected in PNI Access Services.

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

The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the three months ended March 31, 1999 and 1998, respectively, as a percentage of total revenues.


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                               ------------------------
                                                                                 1999            1998
                                                                               ---------        -------
Revenues
   Network services ..................................................              34.3%          35.2%
   Product sales .....................................................              39.9           42.0
   Other services ....................................................              25.9           22.8
                                                                               ---------        -------
     Total revenues ..................................................             100.0          100.0

Cost of revenues
   Network services ..................................................              22.0           23.2
   Products sales ....................................................              33.2           34.8
   Other services ....................................................              22.9           18.4
                                                                               ---------        -------
     Total cost of revenues ..........................................              78.2           76.5
                                                                               ---------        -------
Gross margin .........................................................              21.8           23.5

Selling, general and administrative expenses .........................              34.8           38.2
Depreciation and amortization ........................................              14.5           18.5
                                                                               ---------        -------
     Operating loss ..................................................             (27.5)         (33.1)
                                                                               ---------        -------
Interest expense .....................................................              (5.1)          (3.5)
Interest income ......................................................               0.4            0.8
                                                                               ---------        -------
     Net loss from continuing operations before cumulative
          effect of change in accounting principle ...................             (32.1)%        (35.9)%
     Net income from discontinued operations, net of tax .............               0.6%           0.1%
     Cumulative effect of change in accounting principle .............             (19.0)%           --%
                                                                               ---------        -------
     Net loss ........................................................             (50.5)%        (35.8)%
                                                                               =========        =======
     Net loss attributable to Common Stock ...........................             (59.1)%        (41.5)%
                                                                               =========        =======

EBITDA ...............................................................             (13.3)%        (14.7)%
                                                                               =========        =======

The table below provides information about the Company's units in service on the Company's networks by customer type.

                                                           MARCH 31, 1999             PERCENTAGE INCREASE IN
                                                       -----------------------        ----------------------
                                                         1999           1998           1999            1998
                                                       -------         -------        ------          ------

Units in service
   Reseller units................................      318,685         308,238          -2.4%            1.4%
   Direct Access units...........................      224,811         168,238          13.1%           11.7%
                                                       -------         -------
   Total units in service........................      543,496         476,476          33.5%            4.8%
                                                       =======         =======

                           PREFERRED NETWORKS, INC.



On April 19, 1999, the Company reached a definitive agreement to sell substantially all of the assets of its wholly-owned subsidiary, PTS. Under the terms of the agreement, an affiliate of Saratoga Partners, a New York based merchant bank, will pay the Company approximately $5 million for PTS, subject to various purchase price adjustments. A principal of Saratoga Partners serves as a director of the Company. The purchase price to be paid is approximately $4 million in cash with the balance of the purchase price to be paid in maintenance services on the Company's paging networks. The sale is scheduled to close during the second quarter of 1999. There are significant conditions that must be satisfied prior to the closing of this transaction; therefore, there can be no assurances that the transaction will close.

Revenues for PTS for the three months ended March 31, 1999 and 1998 were $1.6 million and $389,000, respectively. Net income of PTS for the three months ended March 31, 1999 and 1998 was $61,000 and $5,000, respectively. This subsidiary has been presented as a discontinued operation in the accompanying financial statements.

RESULTS OF OPERATIONS

Total revenues increased by $371,000, or 4.0%, to $9.6 million for the three months ended March 31, 1999 from $9.3 million for the three months ended March 31, 1998.

Revenues from network services increased by $43,000, or 1.3%, to $3.3 million for the three months ended March 31, 1999 from $3.3 million for the three months ended March 31, 1998. The Company had 28 markets in service at March 31, 1999. Units in service increased by 67,020, or 14.1%, to 543,496 at March 31, 1999 from 476,476 at March 31, 1998. Airtime revenue per unit decreased by $0.28 to $2.06 for the three months ended March 31, 1999 from $2.34 for the three months ended March 31, 1998. This decrease is primarily due to an increase in units in service from Direct Access customers as a percentage of total units in service. Units from Direct Access customers increased to 41.4% of total units at March 31, 1999 from 35.3% at March 31, 1998. The Company incurs minimal marginal cost in supplying only airtime to its Direct Access customers and therefore charges these customers substantially less per unit in service per month than it charges its reseller customers.

Revenues from product sales decreased by $49,000, or 1.3%, to $3.8 million for the three months ended March 31, 1999 from $3.9 million for the three months ended March 31, 1998. The decrease in product sales revenue is due to decreased sales at EPS of new, used and refurbished pager products partially offset by increased sales of new, used and refurbished cellular products and by increased sales of new pagers to network customers.

Other services revenues increased by $376,000, or 17.8%, to $2.5 million for the three months ended March 31, 1999 from $2.1 million for the three months ended March 31, 1998. The increase for the three months ended March 31, 1999 is due to increases in cellular repair and refurbishment volume and associated revenue offset in part by decreases in pager repair and refurbishment volume and associated revenue at EPS. Management believes the decrease in pager repair and refurbishment services resulted primarily from consolidation among certain of EPS's customers, and further believes that this consolidation may result in increased opportunities for its pager repair and refurbishment services in the future.

Total costs of revenues increased by $444,000, or 6.3% to $7.5 million for the three months ended March 31, 1999 from $7.1 million for the three months ended March 31, 1998.

Cost of network services decreased by $29,000, or 1.4%, to $2.1 million for the three months ended March 31, 1999 from $2.2 million for the three months ended March 31, 1998. Cost of network services as a percentage of network services revenue decreased to 64.3% for the three months ended March 31, 1999, from 66.0% for the three months ended March 31, 1998. As markets generate increased revenue, the decrease in costs as a percentage of revenue is expected due to the fixed nature of many of these expenses.

Cost of product sales decreased by $27,000, or 0.8%, to $3.2 million for the three months ended March 31, 1999 from $3.2 million for the three months ended March 31, 1998. Cost of product sales as a percentage of product sales revenue increased to 83.4% for the three months ended March 31, 1999, from 83.0% for the three months ended March 31, 1998. The decrease in cost of product sales is due to the decrease in product revenues at EPS and to PNI Access Services' decreasing cost of new pagers sold to its network customers.

Cost of other services increased by $500,000, or 29.3% to $2.2 million for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998. Cost of other services as a percentage of other services revenue increased to 88.5% for the three months ended March 31, 1999, from 80.6% for the three months

                           PREFERRED NETWORKS, INC.



ended March 31, 1998. The increase in cost of other services is due primarily to the increased costs associated with the rapid increase in cellular repair volume at EPS. The Company expected EPS to experience production inefficiencies associated with a rapid increase in cellular repair volume and expects margins to improve as volumes achieve more sustained levels.

Selling, general and administrative (SG&A) expenses decreased by $183,000, or 5.2%, to $3.4 million for the three months ended March 31, 1999 from $3.5 million for the three months ended March 31, 1998. SG&A expenses decreased as a percentage of total revenues to 34.8% for the three months ended March 31, 1999 from 38.2% for the three months ended March 31, 1998. The decrease in SG&A is due primarily to reduced sales and administrative expenses resulting from the decreases in product sales revenues at EPS and the reduction of certain executive personnel expenses at EPS. In addition, because the Company does not market directly to end-users, it does not incur subscriber-related acquisition and customer support costs and, accordingly, its SG&A expenses do not increase in direct proportion to its revenue growth.

Depreciation and amortization decreased by $316,000, or 18.4%, to $1.4 million for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998. Depreciation and amortization decreased as a percentage of total revenues to 14.5% for the three months ended March 31, 1999 from 18.5% for the three months ended March 31, 1998. The decrease is due primarily to no amortization of market start-up expenses in 1999 with the adoption of SOP 98-5.

Interest expense, net of capitalized amounts, increased by $162,000, or 49.7%, to $489,000 for the three months ended March 31, 1999 from $327,000 for the three months ended March 31, 1998. The increase in interest expense is primarily due to no interest being capitalized in 1999 since the Company had no construction activities during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, when $199,000 was capitalized.

Interest income decreased by $37,000 or 50.0% to $37,000 for the three months ended March 31, 1999 from $74,000 for the three months ended March 31, 1998. The decrease in interest income is due to a corresponding decrease in cash and cash equivalents.

Net loss from continuing operations before cumulative effect of change in accounting principle for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 decreased to $3.1 million from $3.3 million. The decreased losses are due primarily to decreases in SG&A and decreased depreciation and amortization expense, as described above. The cumulative effect of change in accounting principle for the three months ended March 31, 1999 resulting from the write-off of market start-up costs as required by SOP 98-5 was $1.8 million. The net loss attributable to Common Stock increased primarily due to the cumulative effect of adopting the new accounting principle for market entry costs, and higher accretion and dividends related to the Class A Preferred and the Class B Preferred, issued in June 1997 and March 1998, respectively.

The net loss per share of Common Stock for the three months ended March 31, 1999 increased to $0.35 from $0.24 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used in operations was $0.8 million and $2.0 million for the three months ended March 31, 1999 and 1998, respectively. The primary reasons for the reduction in net cash used in operations were the decrease in the net loss from operations before the effect of change in accounting principle and an increase in accounts payable compared to the prior year period.

Capital expenditures were $262,000 and $384,000 for the three months ended March 31, 1999 and 1998, respectively. The Company has funded its expansion in the past by equity infusions, bank and finance company debt, loans from stockholders, and vendor and seller financing.

 In March 1998, the Company sold $8.0 million of Class B Preferred with warrants to one institutional investor and certain of its existing stockholders. The Class B Preferred accrues cumulative dividends at a rate of 15.0% of its liquidation value, compounded annually. The holders of the Class B Preferred were issued warrants to purchase 5.4 million shares of Common Stock at an exercise price of $1.50 per share. No dividends on the Class B Preferred have been paid as of March 31, 1999.

The Company has a secured credit facility for $12.0 million of vendor financing bearing interest at the five-year

                           PREFERRED NETWORKS, INC.



U.S. Treasury rate plus 6.5% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of March 31, 1999, there was $5.2 million outstanding under this facility, and no additional amounts were available. Beginning in 1999, the Company has not made principal payments under this credit facility, which would allow the lender to declare an event of default. Such unpaid amounts total approximately $354,000 as of March 31, 1999.

The Company has a secured credit facility for $5.0 million to finance paging system equipment from a finance company bearing interest between 10% and 11% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of March 31, 1999, there was $3.2 million outstanding under this facility with no additional availability. All required principal payments have been made in 1999.

As of December 31, 1998, the Company had an $11.0 million credit facility with a financial institution, of which $7.25 million was used to finance paging network acquisitions and $3.75 million represents a revolving credit facility to be used for working capital purposes. The outstanding balance under this facility bears interest at 1% plus the higher of the Federal Funds Rate for each day plus 1/2% or prime. Pursuant to an amendment to the credit facility executed in March 1998, interest only is payable monthly in arrears with the principal installments beginning in February 1999, with the remaining principal balance due in July 2000. This amendment to the credit facility also increased the Company's availability for working capital purposes by $1.75 million, bringing the total facility to $11.0 million. Borrowings under this facility are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to a variety of issues, including but not limited to debt service, and minimum net worth. The amount outstanding under this facility as of December 31, 1998 and March 31, 1999 was $10.5 million, and $10.8 million, respectively. At March 31, 1999 there was no additional availability. The amendment also contained certain revisions to its financial covenants, including but not limited to a requirement to maintain a minimum cash balance of $4 million at all times

Beginning in 1999 and continuing through the date of this filing, the Company was not in compliance with certain of the financial covenants under its senior credit facility, which would allow the lender to declare a default and accelerate the maturity of the debt. In addition, beginning in 1999, the Company has not made principal payments under its equipment vendor credit facility, which would also allow the lender to declare an event of default. Such unpaid amounts total approximately $354,000 as of March 31, 1999 and approximately $473,000 as the date of this filing. In addition, due to cross-default provisions under each of the senior credit facility and equipment vendor facility, such noncompliance could trigger an acceleration of all of the Company's other outstanding debt, excluding its capital lease obligations. As a result, the debt which totals $18.5 million and $18.6 million at December 31, 1998 and March 31, 1999, respectively, is reported as a current liability in the accompanying consolidated balance sheet. This matter raises substantial doubt about the Company's ability to continue as a going concern. As of April 13, 1999, the Company has accepted a non-binding proposal from its senior lender to amend certain terms and conditions of its senior credit facility. As currently negotiated, the amendment would require a repayment of $1.75 million of cash, increase the interest rate, modify the financial covenants and shorten the maturity date to April 30, 2000. The Company also is in negotiations to obtain a waiver for the defaults and also is seeking deferral for 1999 principal payments due under its equipment vendor facility. Management believes that if the proposal is executed by the lender in the form of an amendment to its senior credit facility and the waiver is obtained with respect to the vendor facility, the Company will be able to meet its debt covenants in 1999 and all of its debt would revert to monthly payments of principal and interest which the Company believes it would be able to satisfy in 1999. There are however, significant conditions that must be satisfied prior to the execution of each of the amendment and the waiver. If the Company is unsuccessful in obtaining an amendment of its credit facility or a waiver under its vendor facility at terms which it currently anticipates are necessary, it may not have sufficient resources to meet its debt obligations and working capital requirements in 1999. The Company is presently in negotiations to satisfy these conditions.

Management believes that the amendment of its senior credit facility, the consummation of the sale of PTS and the waiver and deferral of unpaid principal under its equipment vendor facility will occur during the second quarter of 1999, although there can be no assurances that these transactions will be consummated or that the terms will be as currently desired. Each of these transactions has significant conditions that must be satisfied by the consummation of the other transactions.

At March 31, 1999, the Company had $5.4 million invested in short-term investment grade securities at various interest rates.

                           PREFERRED NETWORKS, INC.



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

The outcome of the uncertainties surrounding the Company and the industry are difficult to predict. These uncertainties could affect the Company's ability to recover the carrying value of its long-lived assets from its future cash flows and operations, although management's current projections indicate that such values will be recovered. Currently, generally accepted accounting principles require companies to assess future cash flows and record impairment losses on long-lived assets based on estimates of future cash flows if insufficient to recover the carrying values. Should the Company's future projections not materialize, the Company could experience an impairment of its long-lived assets requiring a charge to its income statement. As of December 31, 1998 and March 31, 1999, the Company had $45 million and $42 million, respectively, in net book value of long-lived assets, including property and equipment, FCC licenses, market entry costs and goodwill.

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

                           PREFERRED NETWORKS, INC.



These maintenance agreements have allowed the Company to upgrade and remedy where necessary in order to become compliant at minimal additional cost. The Company's subscriber control system is compliant. During 1998 and 1999, the Company contracted with a consultant to provide services specifically related to an upgrade of its accounting software package. These consulting services consist primarily of programming services and this upgrade is expected to be completed during the third quarter of 1999. The Company's paging terminals, transmitters and other paging network equipment are not date sensitive.

The Company has not conducted its assessment of the reasonably likely worst case scenario of systems failures and their related consequences. It is expected that the planned testing of systems and the completed testing of systems will greatly reduce the need for substantial contingency planning.

The Company believes that the cost of modifying its software and related computer technologies will not exceed $250,000, of which approximately $20,000 was incurred in 1998 and $50,000 was incurred in the first quarter of 1999. The remainder will be incurred in the second and third quarters of 1999. Costs of the Year 2000 project are based on current estimates and actual results may vary from such estimates once plans are fully implemented.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There have been no significant changes since December 31, 1998. See Management's Discussion and Analysis.

                           PREFERRED NETWORKS, INC.



PART II - OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Beginning in 1999 and continuing through the date of this filing, the Company was not in compliance with certain of the financial covenants under its senior credit facility, which would allow the lender to declare a default and accelerate the maturity of the debt. In addition, beginning in 1999, the Company has not made principal payments under its equipment vendor credit facility, which would allow the lender to declare an event of default. Such unpaid amounts total approximately $354,000 as of March 31, 1999 and approximately $473,000 as the date of this filing. In addition, due to cross-default provisions under each of the senior credit facility and equipment vendor credit facility, such noncompliance could trigger an acceleration of all of the Company's other outstanding debt, excluding its capital lease obligations. As a result, the debt which totals $18.5 million and $18.6 million at December 31, 1998 and March 31, 1999, respectively, is reported as a current liability in the accompanying consolidated balance sheet.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit:

         10.40 Asset Purchase Agreement, dated as of April 19, 1999, by and among Wireless Services Operating Corporation, Preferred
                   Technical Services, Inc., and Preferred Networks, Inc.

         27        Financial Data Schedule (For SEC use only)

(b)      Reports on Form 8-K:

         The registrant did not file any reports on Form 8-K during the three months ended March 31, 1999.

                           PREFERRED NETWORKS, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PREFERRED NETWORKS, INC.


Date:  May 17, 1999                   By: /s/ Mark H. Dunaway
                                          --------------------------------------------------------
                                          Mark H. Dunaway
                                          Chief Executive Officer



Date:  May 17, 1999                   By: /s/ Kathryn Loev Putnam
                                          --------------------------------------------------------
                                          Kathryn Loev Putnam
                                          Senior Vice President and Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)
