Form 10-Q
period 1999-06-30
PREFERRED NETWORKS INC
filed 1999-08-16
CIK 893335

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 1999

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

                               Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,369,302 shares of common stock, no par value, as of August 16, 1999.

                           PREFERRED NETWORKS, INC.



                               INDEX TO FORM 10-Q



 PART I.                 FINANCIAL INFORMATION                                                    PAGE
                                                                                                  NUMBER
                                                                                                  ------
              Item 1.    Financial Statements

                         Condensed Consolidated Balance Sheets, June 30, 1999
                         (Unaudited) and December 31, 1998....................................        2

                         Condensed Consolidated Statements of Operations for the
                         six months ended June 30, 1999 and 1998 (Unaudited) .................        3

                         Condensed Consolidated Statements of Cash Flows for the six
                         months ended June 30, 1999 and 1998 (Unaudited) .....................        4

                         Notes to Condensed Consolidated Financial Statements (Unaudited) ....        5

              Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations ...........................................        8

              Item 3.    Quantitative and Qualitative Disclosure of Market Risk ..............       14


PART II.                 OTHER INFORMATION

              Item 3.    Defaults Upon Senior Securities .....................................       14

              Item 6.    Exhibits and Reports on Form 8-K ....................................       14

                         Signatures ..........................................................       15

                           PREFERRED NETWORKS, INC.


                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   JUNE 30,       DECEMBER 31,
                                                                                    1999              1998
                                                                                 ------------     ------------
                                                                                 (UNAUDITED)
                                               ASSETS
Current assets
   Cash and cash equivalents ..............................................      $  4,125,666     $  6,474,139
   Accounts receivable, net ...............................................         4,315,738        3,029,334
   Inventory ..............................................................         2,375,228        2,928,217
   Prepaid expenses and other current assets ..............................         1,267,078          417,829
   Current assets of discontinued operations ..............................                --        1,809,249
                                                                                 ------------     ------------
     Total current assets .................................................        12,083,710       14,658,768

Property and equipment, net ...............................................        18,687,518       20,447,962
Property and equipment of discontinued operations, net ....................                --        1,107,655

Goodwill, net .............................................................        11,341,104       11,788,554
Goodwill of discontinued operations, net ..................................                --          639,025

FCC licenses, net .........................................................         8,665,316        8,838,444
Other assets, net .........................................................           728,195        2,552,135
                                                                                 ------------     ------------
                                                                                 $ 51,505,843     $ 60,032,543
                                                                                 ============     ============

                               LIABILITIES, REDEEMABLE PREFERRED STOCK,
                                       AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .......................................................      $  5,833,547     $  4,356,885
   Accrued liabilities ....................................................         1,302,098        1,060,966
   Accrued compensation ...................................................           460,822          394,989
   Current portion of notes payable and capital lease obligations .........        11,849,621       18,635,308
   Current liabilities of discontinued operations .........................                --          714,678
                                                                                 ------------     ------------
     Total current liabilities ............................................        19,446,088       25,162,826

Notes payable and capital lease obligations, less current portion of
    continuing operations .................................................         4,175,272          218,389
Notes payable and capital lease obligations, less current portion of
    discontinued operations ...............................................                --          127,557

Class A Redeemable Preferred Stock, no par value, $1.50 per
   share redemption price; 13,500,000 shares authorized,
   10,000,000 shares issued and outstanding (including $3,052,169
   and $2,308,333 of undeclared dividends in 1999 and 1998, respectively)          16,840,902       15,879,309

Class B Senior Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 5,500,000 shares authorized,
   5,333,336 shares issued and outstanding (including $1,591,408
    and $945,161 of undeclared dividends in 1999 and 1998, respectively) ..         8,818,383        8,088,693
                                                                                 ------------     ------------
     Total liabilities and Redeemable Preferred Stock .....................        49,280,644       49,476,774

Stockholders' equity
   Common Stock, no par value, 100,000,000 shares authorized
     in 1999 and 1998; 16,369,302 and 16,334,377 issued and
     outstanding in 1999 and 1998, respectively ...........................        60,111,853       61,458,690
   Accretion of  Redeemable Preferred Stock ...............................        (1,140,062)        (828,788)
   Accumulated deficit ....................................................       (56,746,593)     (50,074,133)
                                                                                 ------------     ------------
       Total Stockholders' equity .........................................         2,225,198       10,555,769
                                                                                 ------------     ------------
                                                                                 $ 51,505,843     $ 60,032,543
                                                                                 ============     ============

           See notes to condensed consolidated financial statements.

                           PREFERRED NETWORKS, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                           JUNE 30,
                                                               -------------------------------     -------------------------------
                                                                   1999               1998             1999               1998
                                                               ------------       ------------     ------------       ------------
Revenues
     Network services ...................................      $  3,365,419       $  3,295,398     $  6,671,573       $  6,558,416
     Product sales ......................................         1,937,341          3,620,890        5,783,031          7,515,484
     Other services .....................................         4,629,571          2,201,068        7,123,837          4,318,869
                                                               ------------       ------------     ------------       ------------
              Total revenues ............................         9,932,331          9,117,356       19,578,442         18,392,769

Costs of revenues
     Network services ...................................         2,019,139          2,186,420        4,144,187          4,340,792
     Product sales ......................................         1,719,095          3,104,771        4,924,744          6,337,071
     Other services .....................................         3,737,627          1,677,697        5,945,534          3,385,452
                                                               ------------       ------------     ------------       ------------
              Total costs of revenues ...................         7,475,861          6,968,888       15,014,465         14,063,315
                                                               ------------       ------------     ------------       ------------
Gross margin ............................................         2,456,470          2,148,468        4,563,976          4,329,454

Selling, general and administrative expenses ............         3,187,282          3,381,075        6,548,017          6,924,925
Depreciation and amortization ...........................         1,311,167          1,583,002        2,707,262          3,294,762
                                                               ------------       ------------     ------------       ------------
              Operating loss ............................        (2,041,980)        (2,815,609)      (4,691,303)        (5,890,233)
Interest expense ........................................          (493,714)          (293,375)        (982,603)          (619,958)
Interest income .........................................            19,166            125,867           56,327            200,262
Gain/(loss) on asset disposal ...........................           (74,520)                --          (74,520)                --
                                                               ------------       ------------     ------------       ------------
Income from continuing operations before income taxes
  and cumulative effect of change in accounting principle        (2,591,048)        (2,983,117)      (5,692,099)        (6,309,929)
Income tax benefit ......................................           280,000                 --          280,000                 --
                                                               ------------       ------------     ------------       ------------
Net loss from continuing operations before cumulative
  effect of change in accounting principle ..............        (2,311,048)        (2,983,117)      (5,412,099)        (6,309,929)
Discontinued operations:
     Net income (loss) from discontinued operations, net
       of income tax.....................................          (133,522)             6,934          (72,884)            11,983
     Gain on sale of PTS, net of income tax .............           644,922                 --          644,922                 --
                                                               ------------       ------------     ------------       ------------
     Net income from discontinued operations ............           511,400              6,934          572,038             11,983
Cumulative effect of change in accounting principle .....                --                 --       (1,832,398)                --
                                                               ------------       ------------     ------------       ------------
              Net loss ..................................        (1,799,648)        (2,976,183)      (6,672,459)        (6,297,946)
                                                               ------------       ------------     ------------       ------------

Accretion of Redeemable Preferred Stock .................          (155,632)          (159,241)        (311,283)          (271,134)
Redeemable Preferred Stock dividend requirements ........          (715,083)          (675,000)      (1,390,083)        (1,095,161)
                                                               ------------       ------------     ------------       ------------
              Net loss attributable to Common Stock .....      $ (2,670,363)      $ (3,810,424)    $ (8,373,825)      $ (7,664,241)
                                                               ============       ============     ============       ============
Net income (loss) per share of Common Stock from:
     Continuing operations before cumulative effect of
        change in accounting principle ..................      $       (.20)      $       (.24)    $       (.44)      $       (.47)
     Discontinued operations, net of income tax .........      $        .03       $        .00     $        .04      $         .00
     Cumulative effect of change in
        accounting principle ............................      $         --       $         --     $       (.11)      $         --
Net loss per share of Common Stock ......................      $       (.16)      $       (.23)    $       (.51)      $       (.47)

Weighted average number of common shares used in
  calculating net loss per share of Common Stock.........        16,304,639         16,242,004       16,287,665         16,210,627

Pro forma net loss assuming change in accounting
  principle is applied retroactively.....................        (1,799,648)        (2,956,806)      (4,840,061)        (6,181,617)

Pro forma net loss attributable to Common Stock assuming
  change in accounting principle is applied
  retroactively .........................................      $ (2,670,363)      $ (3,791,047)    $ (6,541,418)      $ (7,547,912)

Pro forma net loss per share ............................      $       (.16)      $       (.23)    $       (.40)      $       (.46)

                           PREFERRED NETWORKS, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                         -----------------------------
                                                                            1999              1998
                                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations ...............................      $(6,599,576)      $(6,321,912)
Net income (loss) from discontinued operations ....................          (72,884)           11,983

Adjustments to reconcile net loss to net cash used in
operating activities:
   Cumulative effect of change in accounting principle ............        1,832,398                --
   Depreciation and amortization ..................................        2,707,262         3,294,762
   Loss on asset disposal .........................................           74,520                --
   Gain on sale of PTS, net of income taxes .......................         (644,922)
   Bad debt expense ...............................................          222,430           157,663
   Stock option and restricted stock grant compensation expense ...           33,180            33,162
   Changes in operating assets and liabilities:
        Accounts receivable .......................................       (1,508,834)          369,570
        Inventory .................................................          552,989          (464,783)
        Prepaid expenses and other assets .........................            7,433           (75,944)
        Accounts payable ..........................................        1,476,662        (1,101,351)
        Accrued liabilities .......................................          (38,868)         (257,820)
        Accrued compensation ......................................           65,833           (82,802)
                                                                         -----------       -----------
   Net cash used in operating activities by continuing operations         (1,819,493)       (4,449,455)
   Net cash used in operating activities by discontinued operations         (126,481)          (51,055)
                                                                         -----------       -----------
   Net cash used in operating activities ..........................       (1,945,974)       (4,500,510)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment ............................................         (266,104)         (836,671)
Purchases of equipment for discontinued operations ................         (151,752)          (14,932)
Purchases of other assets and FCC licenses ........................           (8,609)         (346,667)
Proceeds from sale of PTS .........................................        3,079,583                --
                                                                         -----------       -----------
   Net cash used in investing activities ..........................        2,653,118        (1,198,270)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings ..........................................          492,136           900,000
Repayments of borrowings ..........................................       (3,320,940)         (995,627)
Payment of deferred loan costs ....................................               --          (220,000)
Net proceeds from issuance of Redeemable Preferred Stock ..........               --         6,965,000
Net proceeds from issuance of Common Stock purchase warrants ......               --           810,000
Issuance of Common Stock upon exercise of stock options ...........               --           121,155
                                                                         -----------       -----------
   Net cash provided by financing activities of continuing ........       (2,828,804)        7,580,528
operations
   Net cash used in financing activities of discontinued operations         (226,813)               --
                                                                         -----------       -----------
   Net cash provided by financing activities ......................       (3,055,617)        7,580,528

Net increase (decrease) in cash and cash equivalents ..............       (2,348,473)        1,881,748
Cash and cash equivalents, beginning of period ....................        6,474,139         7,379,254
                                                                         -----------       -----------
Cash and cash equivalents, end of period ..........................      $ 4,125,666       $ 9,261,002
                                                                         ===========       ===========

                           PREFERRED NETWORKS, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 199
                                  (UNAUDITED)

1.   THE COMPANY

     Preferred Networks, Inc. ("PNI" or "the Company"), headquartered in metropolitan Atlanta, provides outsourcing solutions to the wireless industry which allow companies to offer branded wireless services directly to subscribers, while relying on PNI to provide high-quality network, technical, and product services. PNI offers its services through its Network Services Division, PNI Access Services ("Access"), a provider of wholesale paging network service as one of the largest carrier's carriers in the U.S., and through its wholly-owned subsidy: EPS Wireless, Inc. ("EPS"), a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services.

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

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. Cash payments made for interest, net of capitalized interest, during the six months ended June 30, 1999 and 1998 were approximately $932,000 and $750,500 respectively. There were no significant federal or state income taxes paid or refunded for the six months ended June 30, 1999 and 1998.

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

                                              Six months ended
                                                 June 30,
                                         -------------------------
                                            1999           1998
                                         ----------     ----------
Common Stock Options                      2,445,168      2,134,113
Common Stock Warrants                    17,322,353     17,322,353
Unvested Restricted Stock                    48,000         69,000
                                         ----------     ----------
Total Securities                         19,815,521     19,525,466
                                         ==========     ==========

                           PREFERRED NETWORKS, INC.

5.   DISCONTINUED OPERATIONS

     On May 31, 1999, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary, Preferred Technical Services ("PTS"). Under the terms of the agreement, an affiliate of Saratoga Partners, a New York based merchant bank, paid the Company approximately $4.5 million for PTS, subject to certain purchase price adjustments, with $3.5 million less holdbacks paid in cash and the balance paid in the form of a $1 million credit for maintenance services to be provided by PTS to the Company for its paging networks. Simultaneously, the Company entered into an agreement to purchase $1 million of such maintenance services from PTS over the next twelve months, which is payable with the aforementioned credit. The Company used $1.4 million of the cash proceeds from the sale of PTS to reduce its outstanding notes payable. A principal of Saratoga Partners serves as a director of the Company.

     Revenues for PTS for the five months ended May 31, 1999 and the six months ended 1998 were $2.7 million and $1.1 million, respectively. Net income
     (loss) of PTS for the five months ended May 31, 1999 and 1998 was ($73,000) and $12,000, respectively. This subsidiary has been presented as a discontinued operation in the accompanying financial statements.

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

     Pro forma amounts reflect adjustments to cease capitalization and amortization as if SOP 98-5 had been adopted prior to 1998. Additional amounts capitalized net of amortization expense during the three and six months ended June 30, 1998 were $(20,000) and $(117,000), respectively.

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

                                                          PNI ACCESS
                                                          SERVICES AND           EPS
                                                             OTHER*         WIRELESS, INC.     INTERSEGMENT          TOTALS
                                                          ------------      --------------     ------------       ------------
SIX MONTHS ENDED JUNE 30, 1999
Revenues ...........................................      $  9,216,934       $ 10,361,508        $       --       $ 19,578,442

Interest expense / income (net) ....................           917,279              8,997                --            926,276
Depreciation and amortization expense ..............         2,362,100            345,162                --          2,707,262

Segment income (loss) after cumulative
  effect of change in accounting principle .........        (6,567,190)           (32,447)               --         (6,599,637)
Segment assets .....................................        76,711,280          5,056,894       (30,262,331)        51,505,843

SIX MONTHS ENDED JUNE 30, 1998
Revenues ...........................................         9,478,211          9,422,969          (248,077)        18,392,769
Interest expense / income (net) ....................           399,237             20,459                --            419,696
Depreciation and amortization expense ..............         2,362,100            166,436                --          3,294,762
Segment income (loss) after cumulative
  effect of change in accounting principle .........        (6,456,083)           145,977               201         (6,309,929)
Segment assets .....................................        96,167,839          5,637,582       (34,768,200)        66,040,494

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

The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the six months ended June 30, 1999 and 1998, respectively, as a percentage of total revenues.

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                                 ------------------        ------------------
                                                                  1999         1998         1999         1998
                                                                 -----        -----        -----        -----
Revenues
   Network services .....................................         33.9%        36.2%        34.1%        35.7%
   Product sales ........................................         19.5         39.7         29.5         40.8
   Other services .......................................         46.6         24.1         36.4         23.5
                                                                 -----        -----        -----        -----
     Total revenues .....................................        100.0        100.0        100.0        100.0
Cost of revenues
   Network services .....................................         20.4         24.0         21.2         23.6
   Products sales .......................................         17.3         34.1         25.2         34.5
   Other services .......................................         37.6         18.3         30.3         18.4
                                                                 -----        -----        -----        -----
     Total cost of revenues .............................         75.3         76.4         76.7         76.5
                                                                 -----        -----        -----        -----
Gross margin ............................................         24.7         23.6         23.3         23.5
Selling, general and administrative expenses ............         32.1         37.1         33.4         37.7
Depreciation and amortization ...........................         13.2         17.4         13.8         17.9
                                                                 -----        -----        -----        -----
     Operating loss .....................................        (20.6)       (30.9)       (23.9)       (32.1)
                                                                 -----        -----        -----        -----
Interest expense ........................................         (5.0)        (3.2)        (5.0)        (3.4)
Interest income .........................................          0.2          1.4          0.3          1.0
Gain/(loss) on asset disposal ...........................         (0.8)          --         (0.4)          --
Income from continuing operations before income taxes
  and cumulative effect of change in accounting principle        (26.1)       (32.7)       (29.1)       (34.3)
Income tax benefit ......................................          2.8           --          1.4           --
Net loss from continuing operations before cumulative ...        -----        -----        -----        -----
  of change in accounting principle .....................        (23.3)       (32.7)       (27.6)       (34.3)
Discontinued operations:
     Income (loss) from operations, net of income tax ...         (1.3)         0.1         (0.4)         0.1
     Gain on disposal of PTS, net of income tax .........          6.5           --          3.3           --
                                                                 -----        -----        -----        -----
     Net income from discontinued operations ............          5.1          0.1          2.9          0.1
Cumulative effect of change in accounting principle .....           --           --         (9.4)          --
                                                                 -----        -----        -----        -----
 Net loss ...............................................        (18.1)       (32.6)       (34.1)       (34.2)
         Net loss attributable to Common Stock ..........        (26.9)       (41.8)       (42.8)       (41.7)
EBITDA ..................................................         (7.4)       (13.5)       (10.1)       (14.1)
                                                                 =====        =====        =====         =====

The table below provides information about the Company's units in service on the Company's networks by customer type.

                                                      June 30, 1999          Percentage Increase in
                                                  --------------------     --------------------------
                                                    1999         1998         1999            1998
                                                  -------      -------     ----------      ----------
Units in service
  Reseller units ...........................      307,150      317,446       -5.9%             4.4%
  Direct Access units ......................      231,320      184,670       16.4%            22.2%
                                                  -------      -------
  Total units in service ...................      538,470      501,516        2.5%            10.3%
                                                  =======      =======


On May 31, 1999, the Company completed the sale of substantially all of the assets of its wholly-owned

                           PREFERRED NETWORKS, INC.


subsidiary, Preferred Technical Services ("PTS"). Under the terms of the agreement, an affiliate of Saratoga Partners, a New York based merchant bank, paid the Company approximately $4.5 million for PTS, subject to certain purchase price adjustments, with $3.5 million less holdbacks paid in cash and the balance paid in the form of a $1 million credit for maintenance services to be provided by PTS to the Company for its paging networks. Simultaneously, the Company entered into an agreement to purchase $1 million of such maintenance services from PTS over the next twelve months, which is payable with the aforementioned credit. The Company used $1.4 million of the cash proceeds from the sale of PTS to reduce its outstanding notes payable. A principal of Saratoga Partners serves as a director of the Company.

Revenues for PTS for the five months ended May 31, 1999 and the six months ended 1998 were $2.7 million and $1.1 million, respectively. Net income (loss) of PTS for the five months ended May 31, 1999 and 1998 was ($73,000) and $12,000, respectively. This subsidiary has been presented as a discontinued operation in the accompanying financial statements.


RESULTS OF OPERATIONS

Total revenues increased by $815,000 or 8.9% to $9.9 million for the three months ended June 30, 1999 from $9.1 million for the three months ended June 30, 1998. Total revenues increased by $1.2 million, or 6.4%, to $19.6 million for the six months ended June 30, 1999 from $18.4 million for the six months ended June 30, 1998.

Revenues from network services increased by $70,000, or 2.1%, to $3.4 million for the three months ended June 30, 1999 from $3.3 million for the three months ended June 30, 1998. Revenues from network services increased by $113,000, or 1.7%, to $6.7 million for the six months ended June 30, 1999 from $6.6 million for the six months ended June 30, 1998. The Company had 28 markets in service at June 30, 1999. Units in service increased by 36,954, or 7.4%, to 538,470 at June 30, 1999 from 501,516 at June 30, 1998. Airtime revenue per unit decreased by $0.23 to $2.06 for the six months ended June 30, 1999 from $2.29 for the six months ended June 30, 1998. This decrease is primarily due to an increase in units in service from Direct Access customers as a percentage of total units in service. Units from Direct Access customers increased to 43.0% of total units at June 30, 1999 from 36.7% at June 30, 1998. The Company incurs minimal marginal cost in supplying only airtime to its Direct Access customers and therefore charges these customers substantially less per unit in service per month than it charges its reseller customers.

Revenues from product sales decreased by $1.7 million, or 46.5%, to $1.9 million for the three months ended June 30, 1999 from $3.6 million for the three months ended June 30, 1998. Revenues from product sales decreased by $1.7 million, or 23.1%, to $5.8 million for the six months ended June 30, 1999 from $7.5 million for the six months ended June 30, 1998. The decreases in product sales revenue for each of the three and six month periods are due primarily to decreased sales at EPS of new, used and refurbished pager products and to a lesser extent, decreased sales of new pagers to network service customers at PNI Access Services.

Other services revenues increased by $2.4 million, or 110.3%, to $4.6 million for the three months ended June 30, 1999 from $2.2 million for the three months ended June 30, 1998. Other services revenues increased by $2.8 million, or 64.9%, to $7.1 million for the six months ended June 30, 1999 from $4.3 million for the six months ended June 30, 1998. The increases in other services revenue are due to increases in cellular repair and refurbishment volume and associated revenue at EPS, offset in part by decreases in pager repair and refurbishment volume and associated revenue at EPS. Management believes the decrease in pager repair and refurbishment services resulted primarily from consolidation among certain of EPS's customers in the second half of 1998, and further believes that this consolidation may result in increased opportunities for its pager repair and refurbishment services in the future. Accordingly, EPS's revenues attributable to pager repair and refurbishment services increased on a sequential basis for the three months ended June 30, 1999 compared to the three months ended March 31, 1999.

Total costs of revenues increased by $506,000, or 7.3% to $7.5 million for the three months ended June 30, 1999 from $7.0 million for the three months ended June 30, 1998. Total costs of revenues increased by $950,000, or 6.8% to $15.0 million for the six months ended June 30, 1999 from $14.1 million for the six months ended June 30, 1998.

Cost of network services decreased by $167,000, or 7.7%, to $2.0 million for the three months ended June 30, 1999 from $2.2 million for the three months ended June 30, 1998. Cost of network services decreased by $197,000, or

                           PREFERRED NETWORKS, INC.


4.5%, to $4.1 million for the six months ended June 30, 1999 from $4.3 million for the six months ended June 30, 1998. Cost of network services as a percentage of network services revenue decreased to 60.0% and 62.1% for the three and six months ended June 30, 1999, respectively, from 66.3% and 66.2% for the three and six months ended June 30, 1998, respectively. The decreases in costs of network services for each of the three and six month periods are the result of the Company's ongoing efforts to reduce its fixed costs primarily in the areas of transmitter site rent, satellite expense and telco expense. In addition, as markets generate increased revenue, the decrease in costs as a percentage of revenue is expected due to the fixed nature of many of these expenses.

Cost of product sales decreased by $1.4 million, or 44.6%, to $1.7 million for the three months ended June 30, 1999 from $3.1 million for the three months ended June 30, 1998. Cost of product sales decreased by $1.4 million, or 22.3%, to $4.9 million for the six months ended June 30, 1999 from $6.3 million for the six months ended June 30, 1998. Cost of product sales as a percentage of product sales revenue increased to 88.7% and 85.2% for the three and six months ended June 30, 1999, respectively, from 85.7% and 84.3% for the six months ended June 30, 1998, respectively. The decreases in cost of product sales are due primarily to the decreases in product sales revenues. The increases in cost of product sales as a percentage of product revenues are due primarily to the decreased mix of total product sales revenue attributable to EPS, which sells used and refurbished pagers and cellular product typically at higher margins than the new pager product sold by PNI Access Services to its network service customers. This is partially offset by decreases in costs of product sales as a percentage of revenues at PNI Access Services, which has generated positive gross profit from the sale of new pagers for the three and six month periods ending June 30, 1999, compared to negative gross profit for the three and six month periods ending June 30, 1998.

Cost of other services increased by $2.1 million, or 122.8% to $3.7 million for the three months ended June 30, 1999 from $1.7 million for the three months ended June 30, 1998. Cost of other services increased by $2.6 million, or 75.6% to $5.9 million for the six months ended June 30, 1999 from $3.4 million for the six months ended June 30, 1998. Cost of other services as a percentage of other services revenue increased to 80.7% and 83.5% for the three and six months ended June 30, 1999, respectively, from 76.2% and 78.4% for the six months ended June 30, 1998, respectively. The increases in cost of other services for each of the three and six month periods are due primarily to the increased costs associated with the rapid increase in cellular repair volume at EPS. The Company expected EPS to experience some production inefficiencies associated with a rapid increase in cellular repair volume and expects margins to improve as volumes achieve more sustained levels.

Selling, general and administrative (SG&A) expenses decreased by $194,000, or 5.7%, to $3.2 million for the three months ended June 30, 1999 from $3.4 million for the three months ended June 30, 1998. Selling, general and administrative (SG&A) expenses decreased by $377,000, or 4.9%, to $6.6 million for the six months ended June 30, 1999 from $6.9 million for the six months ended June 30, 1998. SG&A expenses as a percentage of total revenues decreased to 32.1% and 33.4% for the three and six months ended June 30, 1999, respectively, from 37.1% and 37.7% for the three and six months ended June 30, 1998, respectively. The decreases in SG&A are due primarily to reduced sales and administrative expenses resulting from the decreases in product sales revenues at EPS. In addition, because the Company does not market directly to end-users, it does not incur subscriber-related acquisition and customer support costs and, accordingly, its SG&A expenses do not increase in direct proportion to its revenue growth.

Depreciation and amortization decreased by $272,000, or 17.2%, to $1.3 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998. Depreciation and amortization decreased by $588,000, or 17.8%, to $2.7 million for the six months ended June 30, 1999 from $3.3 million for the six months ended June 30, 1998. Depreciation and amortization decreased as a percentage of total revenues to 13.2% and 13.8% for the three and six months ended June 30, 1999, respectively, from 17.4% and 17.9% for the three and six months ended June 30, 1998, respectively. The decrease is due primarily to the absence of amortization expense of market start-up expenses in 1999 as a result of the adoption of SOP 98-5.

Interest expense, net of capitalized amounts, increased by $200,000, or 68.3%, to $494,000 for the three months ended June 30, 1999 from $293,000 for the three months ended June 30, 1998. Interest expense, net of capitalized amounts, increased by $363,000, or 58.5%, to $983,000 for the six months ended June 30, 1999 from $620,000 for the six months ended June 30, 1998. The increase in interest expense is primarily due to no interest being capitalized in 1999 since the Company had no construction activities during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, when $191,000 was capitalized.

                           PREFERRED NETWORKS, INC.


Interest income decreased by $107,000 or 84.8% to $19,000 for the three months ended June 30, 1999 from $126,000 for the three months ended June 30, 1998. Interest income decreased by $144,000 or 71.9% to $56,000 for the six months ended June 30, 1999 from $200,000 for the six months ended June 30, 1998. The decrease in interest income is due to a corresponding decrease in cash and cash equivalents.

Net loss from continuing operations before cumulative effect of change in accounting principle for the three and six months ended June 30, 1999 decreased to $2.6 million and $5.7 million, respectively, from $3.0 million and $6.3 million for the three and six months ended June 30, 1998, respectively. The decreased losses are due to increases in total revenues and decreases in SG&A, as well as decreases in depreciation and amortization expense, as described above. The cumulative effect of change in accounting principle for the three and six months ended June 30, 1999 resulting from the write-off of market start-up costs as required by SOP 98-5 was $0 and $1.8 million, respectively.

The net loss from operations from PTS, net of tax, for the three and six months ended June 30, 1999 were $133,000 and $73,000, respectively, compared to net income of $7,000 and $12,000 for the three and six months ended June 30, 1998, respectively. The losses in 1999 were the result of lower revenues from contract engineering services during the second quarter of 1999.

The net loss per share of Common Stock for the three months ended June 30, 1999 decreased to $.16 from $.23 for the three months ended June 30, 1998. The net loss per share of Common Stock for the six months ended June 30, 1999 increased to $.51 from $.47 for the six months ended June 30, 1998. The net loss attributable to Common Stock for the three months ended June 30, 1999 decreased due to decreased operating losses and the gain on the sale of PTS. This decrease was offset for the six month period by an increase in losses due to the cumulative effect of adopting the new accounting principle for market entry costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used in operations was $1.1 million and $1.9 million for the three and six months ended June 30, 1999, respectively, compared to $1.8 million and $4.4 million for the three and six months ended June 30, 1998, respectively. The primary reasons for the reduction in net cash used in operations were the decrease in the net loss from operations before the effect of change in accounting principle and an increase in accounts payable compared to the prior year period.

Capital expenditures were $156,000 and $418,000 for the three and six months ended June 30, 1999, respectively, compared to $467,000 and $852,000 for the three and six months ended June 30, 1998, respectively. The Company has funded its expansion in the past by equity infusions, bank and finance company debt, loans from stockholders, and vendor and seller financing.

As of December 31, 1998, the Company had an $11.0 million credit facility with a financial institution, of which $7.25 million was used to finance paging network acquisitions and $3.75 million represents a revolving credit facility to be used for working capital purposes. Borrowings under this facility are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to a variety of issues. In May 1999, the Company received a waiver for certain events of default, which had existed since January 1, 1999. Pursuant to an amendment to the senior credit facility executed in May 1999, certain of the Company's financial covenants were amended, including but not limited to a requirement to maintain a minimum cash balance of $2.0 million at the end of each calendar month and a requirement to achieve certain minimum quarterly financial performance targets. Under the terms of the payments of principal of $121,000 plus interest in arrears are due monthly, the Company used $1 million of the cash proceeds from the sale of PTS, to reduce the $7.25 million term loan portion of its senior credit facility. Payments of principal of $121,000 plus interest in arrears are due monthly. The remaining principal balance is due and payable in full at April 30, 2000. The outstanding balance under the amended facility bears interest at the prime rate of the lender plus 1 1/2% through September 30, 1999 and 2% through April 30, 2000. The amount outstanding under this facility as of December 31, 1998 and June 30, 1999 was $10.5 million and $8.6 million, respectively. At June 30, 1999 there was $413,000 additional availability.

The Company has a secured credit facility for $12.0 million of vendor financing bearing interest at the five-year U.S. Treasury rate plus 6.5% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of June 30, 1999, there was $4.4 million outstanding under this facility, and no additional amounts were

                           PREFERRED NETWORKS, INC.


available. In May 1999, the Company amended certain terms and conditions of this facility, under which the Company received a waiver for certain events of default and deferral of $1.4 million payments of monthly principal until May 2000. Interest only is payable during 1999 and monthly payments of principal and interest of approximately $156,000 will resume in January 2000. With the waiver to the $11 million credit facility described above, the Company remedied its default of certain covenants of this $12.0 million facility, which had existed since January 1, 1999.

The Company has a secured credit facility for $5.0 million to finance paging system equipment from a finance company bearing interest between 10% and 11% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of June 30, 1999, there was $2.7 million outstanding under this facility with no additional availability. In May 1999, the Company amended certain terms and conditions of this facility, under which the Company received deferral of payments of $672,000 of monthly principal amortization until May 2000. Interest only is payable during this time period and monthly principal payments of $61,000 will resume in May 2000. With the waiver to the $11 million credit facility described above, the Company remedied its default of certain covenants of this $5.0 million facility, which had existed since January 1, 1999.

At June 30, 1999, the Company had $2.0 million invested in short-term investment grade securities at various interest rates.

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

The Company's projections include significant growth in revenues, from existing products and services and also from new switching technologies which it has recently developed, and improved profitability due to greater utilization of the existing base of assets. The Company's business plan may change, or unforeseen events may occur, requiring the Company to raise additional funds. Additionally, the Company may consider selling certain assets. The amounts of funds required by the Company will depend on many factors, including successful deployment of the Company's proprietary, patented switch technology, "Platform 1(TM)", its sales to customers, and the expected cost savings to the Company in its own networks.

The outcome of the uncertainties surrounding the Company and the industry are difficult to predict. These uncertainties could affect the Company's ability to recover the carrying value of its long-lived assets from its future cash flows and operations, although management's current projections indicate that such values will be recovered. Currently, generally accepted accounting principles require companies to assess future cash flows and record impairment losses on long-lived assets based on estimates of future cash flows if insufficient to recover the carrying values. Should the Company's future projections not materialize, the Company could experience an impairment of its long-lived assets requiring a charge to its income statement. As of December 31, 1998 and June 30, 1999, the Company had $45 million and $39 million, respectively, in net book value of long-lived assets, including property and equipment, FCC licenses, market entry costs and goodwill.

Due to the uncertainties described above, combined with the Company's $11.0 million credit facility which matures in the next twelve months and has not yet been refinanced, management is unable to conclude whether the Company has sufficient cash and cash equivalents on hand to meet its working capital, capital expenditure and debt service requirements for the next twelve months. The Company may need additional funds in the form of equity, bank debt or other debt financing in the future to execute its business plan. However, no

                           PREFERRED NETWORKS, INC.


assurances can be given that if additional funds are required, such funds will be available on terms acceptable to the Company, if at all, and the failure to obtain such funds could have a material adverse effect on the Company.

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

In 1998, the Company designated a cross-functional team with members of its Information Technology, Engineering, Finance and Administration departments to evaluate the impact of the Year 2000 problem. Initially, this team organized and explained each member's role in the process. Second, the team established an inventory of potential areas where a problem could exist. The inventory included an assessment of the Company's desktop and server hardware; software systems; telephone system; billing system; accounting system; paging terminals; paging transmitters; and other paging network equipment. Third, the team established a plan and assigned responsibility. According to the established plan, the Company's mission critical systems will all be Year 2000 compliant by December 1999. Assessment of mission critical systems and applications has been substantially completed and most third party vendors who supply these mission critical systems have been contacted.

The Company intends to bring its mission critical systems into Year 2000 compliance through hardware and software upgrades, software replacement and internally developed enhanced software. The Company has purchased maintenance agreements with respect to its desktop and server hardware, software systems and telephone system. These maintenance agreements have allowed the Company to upgrade and remedy where necessary in order to become compliant at minimal additional cost. The Company's subscriber control system is compliant. During 1998 and 1999, the Company contracted with a consultant to provide services specifically related to an upgrade of its accounting software package. These consulting services consist primarily of programming services and this upgrade is expected to be completed during the third and fourth quarters of 1999. The Company's paging terminals, transmitters and other paging network equipment are not date sensitive.

The Company has not conducted its assessment of the reasonably likely worst case scenario of systems failures and their related consequences. It is expected that the planned testing of systems and the completed testing of systems will greatly reduce the need for substantial contingency planning.

The Company believes that the cost of modifying its software and related computer technologies will not exceed $250,000, of which approximately $20,000 was incurred and expensed in 1998 and $109,000 was incurred and expensed in the first six months of 1999. The remainder will be incurred in the third and fourth quarters of 1999. Costs of the Year 2000 project are based on current estimates and actual results may vary from such estimates once plans are fully implemented.


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

                           PREFERRED NETWORKS, INC.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There have been no significant changes since December 31, 1998. See Management's Discussion and Analysis.



PART II - OTHER INFORMATION

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Beginning in 1999 and continuing through May 1999, the Company was not in compliance with certain of the financial covenants under its senior credit facility, which would have allowed the lender to declare a default and accelerate the maturity of the debt. In addition, beginning in 1999 and continuing through May 1999, the Company had not made principal payments under its equipment vendor credit facility, which would have allowed the lender to declare an event of default. In addition, due to cross-default provisions under these agreements, such noncompliance could have triggered an acceleration of all of the Company's other debt, excluding capital lease obligations. However, at May 31, 1999, the Company received waivers for these violations and amended these facilities according to the terms and conditions further discussed in
Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". As of the date of this filing, the Company was in compliance of its debt covenants.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit:

         27     Financial Data Schedule (For SEC use only)

(b)      Reports on Form 8-K:

         The registrant filed a report on Form 8-K on June 14, 1999 and a Form 8-K/A on August 13, 1999 with respect to the sale of PTS.

                           PREFERRED NETWORKS, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PREFERRED NETWORKS, INC.


Date:  August 16, 1999     By: /s/ Mark H. Dunaway
                               -------------------------------------------------
                               Mark H. Dunaway
                               Chief Executive Officer



Date:  August 16, 1999     By: /s/ Kathryn Loev Putnam
                               -------------------------------------------------
                               Kathryn Loev Putnam
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer and
                               Principal Accounting Officer)