Form 10-Q
period 1999-09-30
PREFERRED NETWORKS INC
filed 1999-11-15
CIK 893335

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

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

                              Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,369,302 shares of common stock, no par value, as of November 11, 1999.

                            PREFERRED NETWORKS, INC.

                               INDEX TO FORM 10-Q


 PART I.                  FINANCIAL INFORMATION                                                   PAGE
                                                                                                 NUMBER
                                                                                                 ------
              Item 1.    Financial Statements

                         Condensed Consolidated Balance Sheets, September 30, 1999
                         (Unaudited) and December 31, 1998....................................        3

                         Condensed Consolidated Statements of Operations for the
                         Nine months ended September 30, 1999 and 1998
                         (Unaudited) .........................................................        4

                         Condensed Consolidated Statements of Cash Flows for the nine
                         months ended September 30, 1999 and 1998 (Unaudited) ................        5

                         Notes to Condensed Consolidated Financial Statements (Unaudited) ....        6

              Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations ...........................................        9

              Item 3.    Quantitative and Qualitative Disclosure of Market Risk ..............       15


PART II.                 OTHER INFORMATION

              Item 4.    Defaults Upon Senior Securities .....................................       15

              Item 5.    Exhibits and Reports on Form 8-K ....................................       15

                         Signatures ..........................................................       16

                            PREFERRED NETWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                                        1999          1998
                                                                                    -----------    -----------
                                                                                    (UNAUDITED)
                                     ASSETS
Current assets
   Cash and cash equivalents .....................................................  $ 3,048,055    $ 6,474,139
   Accounts receivable, net ......................................................    3,638,173      3,029,334
   Inventory .....................................................................    2,228,285      2,928,217
   Prepaid expenses and other current assets .....................................    1,033,592        417,829
   Current assets of discontinued operations .....................................           --      1,809,249
                                                                                    -----------    -----------
     Total current assets ........................................................    9,948,105     14,658,768

Property and equipment, net ......................................................   17,428,358     20,447,962
Property and equipment  of discontinued operations, net ..........................           --      1,107,655
Goodwill net .....................................................................   11,117,379     11,788,554
Goodwill  of discontinued operations, net ........................................           --        639,025
FCC licenses, net ................................................................    8,405,605      8,838,444
Other assets, net ................................................................      875,058      2,552,135
                                                                                    -----------    -----------
                                                                                    $47,774,505    $60,032,543
                                                                                    ===========    ===========


                    LIABILITIES, REDEEMABLE PREFERRED STOCK,
                            AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ..............................................................  $ 4,911,412    $ 4,356,885
   Accrued liabilities ...........................................................      943,885      1,060,966
   Accrued compensation ..........................................................      222,121        394,989
   Current portion of notes payable and capital lease obligations ................   12,028,917     18,635,308
   Current liabilities of discontinued operations ................................           --        714,678
                                                                                    -----------    -----------
     Total current liabilities ...................................................   18,106,335     25,162,826

Notes payable and capital lease obligations, less current portion of
    continuing operations ........................................................    3,623,904        218,389
Notes payable and capital lease obligations, less current portion of
    discontinued operations ......................................................           --        127,557

Class A Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 13,500,000 shares authorized, 10,000,000 shares issued and outstanding (including $3,425,057 and $2,308,333 of undeclared
   dividends in 1999 and 1998, respectively) .....................................   17,321,699     15,879,309

Class B Senior Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 5,500,000 shares authorized, 5,333,336 shares issued and outstanding (including $1,943,488 and $945,161 of undeclared
   dividends in 1999 and 1998, respectively) .....................................    9,228,228      8,088,693
                                                                                    -----------    -----------
     Total liabilities and Redeemable Preferred Stock ............................   48,280,166     49,476,774

Stockholders' equity
   Common Stock, no par value, 100,000,000 shares authorized
     in 1999 and 1998; 16,369,302 and 16,334,377 issued and
     outstanding in 1999 and 1998, respectively ..................................   59,393,438     61,458,690
   Accretion of  Redeemable Preferred Stock ......................................   (1,295,707)      (828,788)
   Accumulated deficit ...........................................................  (58,603,392)   (50,074,133)
                                                                                    -----------    -----------
       Total Stockholders' equity ................................................     (505,661)    10,555,769
                                                                                    -----------    -----------
                                                                                    $47,774,505    $60,032,543
                                                                                    ===========    ===========

           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                               -----------------------------     -----------------------------
                                                                   1999             1998             1999             1998
                                                               ------------     ------------     ------------     ------------
Revenues
     Network services .......................................  $  3,206,572     $  3,327,731     $  9,878,145     $  9,886,147
     Product sales ..........................................     1,623,607        3,691,126        7,406,638       11,206,610
     Other services .........................................     4,645,971        1,105,514       11,769,808        5,424,383
                                                               ------------     ------------     ------------     ------------
              Total revenues ................................     9,476,150        8,124,371       29,054,591       26,517,140

Costs of revenues
     Network services .......................................     2,164,820        2,160,809        6,309,007        6,501,601
     Product sales ..........................................     1,458,738        3,627,789        6,383,482        9,964,860
     Other services .........................................     3,943,104        1,157,410        9,888,638        4,542,862
                                                               ------------     ------------     ------------     ------------
              Total costs of revenues .......................     7,566,662        6,946,008       22,581,127       21,009,323
                                                               ------------     ------------     ------------     ------------
Gross margin ................................................     1,909,488        1,178,363        6,473,464        5,507,817

Selling, general and administrative expenses ................     2,085,947        3,780,743        8,633,964       10,705,668
Depreciation and amortization ...............................     1,574,434        1,531,509        4,281,696        4,826,271
                                                               ------------     ------------     ------------     ------------
              Operating loss ................................    (1,750,893)      (4,133,889)      (6,442,196)     (10,024,122)
Interest expense ............................................      (450,773)        (348,214)      (1,433,376)        (968,172)
Interest income .............................................        21,045           89,777           77,372          290,039
Gain/(loss) on asset disposal ...............................        12,314               --          (62,206)              --
                                                               ------------     ------------     ------------     ------------
Income from continuing operations before income taxes
  and cumulative effect of change in accounting principle ...    (2,168,307)      (4,392,326)      (7,860,406)     (10,702,255)
Income tax benefit ..........................................       120,000               --          400,000               --
                                                               ------------     ------------     ------------     ------------
Net loss from continuing operations before cumulative
  effect of change in accounting principle ..................    (2,048,307)      (4,392,326)      (7,460,406)     (10,702,255)
Discontinued operations:
     Net income (loss) from discontinued operations,
       net of income tax ....................................            --          109,553          (72,884)         121,536
     Gain on sale of PTS, net of income tax .................       191,506               --          836,428               --
                                                               ------------     ------------     ------------     ------------
     Net income from discontinued operations ................       191,506          109,553          763,544          121,536
Cumulative effect of change in accounting principle .........            --               --       (1,832,398)              --
                                                               ------------     ------------     ------------     ------------
         Net loss ...........................................    (1,856,801)      (4,282,773)      (8,529,260)     (10,580,719)
                                                               ============     ============     ============     ============
Accretion of Redeemable Preferred Stock .....................      (155,642)        (156,276)        (466,919)        (427,410)
Redeemable Preferred Stock dividend requirements ............      (724,968)        (675,000)      (2,115,051)      (1,770,161)
                                                               ------------     ------------     ------------     ------------
              Net loss attributable to Common Stock .........  $ (2,737,411)    $ (5,114,049)    $(11,111,230)    $(12,778,290)
                                                               ============     ============     ============     ============
Net income (loss) per share of Common Stock from:
         Continuing operations before cumulative effect
             of change in accounting principle ..............  $       (.18)    $       (.32)    $       (.61)    $       (.79)

         Discontinued operations, net of income tax .........  $        .01     $        .01     $        .04     $        .01
         Cumulative effect of change in
             accounting principle ...........................  $         --     $         --     $       (.11)    $         --

Net loss per share of Common Stock ..........................  $       (.17)    $       (.31)    $       (.68)    $       (.78)

Weighted average number of common shares used in
   calculating net loss per share of Common Stock ...........    16,369,302       16,265,377       16,337,940       16,228,877
Pro forma net loss assuming accounting principle is
   applied retroactively ....................................    (1,856,801)      (4,282,273)      (6,696,862)     (10,463,719)
Pro forma net loss attributable to Common Stock
   assuming change in accounting principle is applied
    retroactively ...........................................  $  2,737,411     $ (5,113,549)    $ (9,278,832)    $(12,661,290)
Pro forma net loss per share ................................  $       (.17)    $       (.31)    $       (.57)    $       (.78)

                            PREFERRED NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    ---------------------------
                                                                                        1999           1998
                                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations ..............................................  $ (8,456,375)  $(10,702,255)
Net loss from discontinued operations ............................................       (72,884)       121,536
Adjustments to reconcile net loss to net cash used in Operating activities:
   Cumulative effect of change in accounting principle ...........................     1,832,398             --
   Depreciation and amortization .................................................     4,281,696      4,826,271
   Maintenance service credit from sale of PTS ...................................       333,332             --
   Loss on asset disposal ........................................................        62,206             --
   Gain on sale of PTS, net of income taxes ......................................      (836,428)
   Bad debt expense ..............................................................       301,150        319,829
   Stock option and restricted stock grant compensation expense ..................        49,757         49,744
   Changes in operating assets and liabilities:
        Accounts receivable ......................................................      (909,989)       608,725
        Inventory ................................................................       699,932        134,351
        Prepaid expenses and other assets ........................................      (615,763)       283,234
        Accounts payable .........................................................       554,527        566,278
        Accrued liabilities ......................................................      (517,081)       (29,108)
        Accrued compensation .....................................................      (172,868)      (364,567)
                                                                                    ------------   ------------
   Net cash used in operating activities by continuing operations ................    (3,466,391)    (4,185,962)
   Net cash used in  operating activities by discontinued operations .............       255,620       (253,891)
                                                                                    ------------   ------------
   Net cash used in operating activities .........................................    (3,210,773)    (4,439,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment ...........................................................      (159,939)    (1,940,514)
Purchases of equipment for discontinued operations ...............................      (151,752)      (561,255)
Purchases of other assets and FCC licenses .......................................      (155,682)      (440,413)
Proceeds from sale of PTS ........................................................     3,088,625             --
                                                                                    ------------   ------------
   Net cash provided by investing activities .....................................     2,621,252     (2,942,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings .........................................................     1,167,136      1,000,000
Repayments of borrowings .........................................................    (3,776,887)    (1,437,994)
Payment of deferred loan costs ...................................................            --       (220,000)
Net proceeds from issuance of Redeemable Preferred Stock .........................            --      6,983,666
Net proceeds from issuance of Common Stock purchase warrants .....................            --        810,000
Issuance of Common Stock upon exercise of stock options ..........................            --        121,155
                                                                                    ------------   ------------
   Net cash used in financing activities of continuing operations ................    (2,609,751)     7,256,827
   Net cash used in financing activities of discontinued operations ..............      (226,813)            --
                                                                                    ------------   ------------
   Net cash used in financing activities .........................................    (2,836,564)     7,256,827

Net increase (decrease) in cash and cash equivalents .............................    (3,426,085)      (125,208)
Cash and cash equivalents, beginning of period ...................................     6,474,139      7,379,254
                                                                                    ------------   ------------
Cash and cash equivalents, end of period .........................................  $  3,048,054   $  7,254,046
                                                                                    ============   ============

                            PREFERRED NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

1.       THE COMPANY

         Preferred Networks, Inc. ("PNI" or "the Company"), headquartered in metropolitan Atlanta, provides outsourcing solutions to the wireless industry which allow companies to offer branded wireless services directly to subscribers, while relying on PNI to provide high-quality network, technical, and product services. PNI offers its services through its Network Services Division, PNI Access Services ("Access"), a provider of wholesale paging network service and through its wholly-owned subsidiary: EPS Wireless, Inc. ("EPS"), a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services.

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

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. Cash payments made for interest, net of capitalized interest, during the nine months ended September 30, 1999 and 1998 were approximately $1.4 million and $968,000 respectively. There were no significant federal or state income taxes paid or refunded for the nine months ended September 30, 1999 and 1998.

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

                                                  Nine months ended
                                                    September 30,
                                              ------------------------
                                                 1999          1998
                                              ----------    ----------
                 Common Stock Options          1,526,350     2,534,064
                 Common Stock Warrants        17,322,353    17,322,353
                 Unvested Restricted Stock        48,000        69,000
                                              ----------    ----------
                 Total Securities             18,896,703    19,925,417
                                              ==========    ==========

                            PREFERRED NETWORKS, INC.

5.       DISCONTINUED OPERATIONS

         On May 31, 1999, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary, Preferred Technical Services ("PTS"). Under the terms of the purchase agreement, an affiliate of Saratoga Partners, a New York based merchant bank, paid the Company approximately $4.5 million for PTS, subject to certain purchase price adjustments, with $3.5 million less holdbacks paid in cash and the balance paid in the form of a $1 million credit for maintenance services to be provided by PTS for the Company on its paging networks. Simultaneously, the Company entered into an agreement to purchase $1 million of such maintenance services from PTS over the next twelve months, which is payable with the aforementioned credit. The Company used $1.4 million of the cash proceeds from the sale of PTS to reduce its outstanding notes payable. A principal of Saratoga Partners serves as a director of the Company.

         Revenues for PTS for the five months ended May 31, 1999 and the six months ended 1998 were $2.7 million and $1.1 million, respectively. Net income (loss) of PTS for the five months ended May 31, 1999 and 1998 was ($73,000) and $122,000, respectively. This subsidiary has been presented as a discontinued operation in the accompanying financial statements.



6.       POTENTIAL SALE OF SUBSIDIARY

         On November 1, 1999 the Company entered into a non-binding letter of intent to sell the business operations of its wholly-owned subsidiary, EPS Wireless, Inc. ("EPS"). The potential purchaser of EPS is an unaffiliated third party. The terms of the transaction are presently being negotiated by the parties, and the Company expects that a significant portion of the proceeds of any sale of EPS will be used to pay down indebtedness to its principal lenders. Consummation of the transaction is subject to numerous conditions, including the prospective buyer's completion of its due diligence investigation of EPS, obtaining the consent of certain of the Company's lenders to the transaction and the parties' agreement as to the terms and conditions of a stock purchase agreement and related transaction documents. While the Company hopes to consummate the sale of EPS prior to December 31, 1999, there can be no assurance that the transaction will be completed in that time frame, if at all.



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

         Pro forma amounts reflect adjustments to cease capitalization and amortization as if SOP 98-5 had been adopted prior to 1998. Additional amounts capitalized net of amortization expense during the three and nine months ended September 30, 1998 were ($500) and ($117,000) respectively.

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


                                                                PNI ACCESS
                                                               SERVICES AND          EPS
                                                                  OTHER*        WIRELESS, INC.  INTERSEGMENT       TOTALS
                                                              --------------   ---------------  ------------   -------------
NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues .................................................... $ 13,232,119     $ 15,822,472     $        --     $ 29,054,591
Interest expense/income (net) ...............................    1,343,837           12,167              --        1,356,004
Depreciation and amortization expense .......................    3,770,549          511,147              --        4,281,696

Segment income (loss) after cumulative
  Effect of change in accounting principle ..................   (8,346,669)        (104,179)             --       (8,450,848)
Segment assets ..............................................   38,594,738        4,747,969       4,431,798       47,774,505

NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues ....................................................   14,345,049       12,804,755        (632,664)      26,517,140
Interest expense/income (net) ...............................      650,897           27,236              --          678,133
Depreciation and amortization expense .......................    4,344,671          481,600              --        4,826,271
Segment income (loss) after cumulative
  effect of change in accounting  principle .................   (9,489,404)      (1,213,029)            178      (10,702,255)
Segment assets ..............................................   52,426,406        5,638,582       4,612,277       62,677,265

         * "Other" includes overhead expenses primarily in the area of SG&A relating to executive management, information services, public reporting and other similar expenses. The cumulative effect of the change in accounting principle is reflected in PNI Access Services.

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

The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the nine months ended September 30, 1999 and 1998, respectively, as a percentage of total revenues.


                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                                       ------------------               -----------------
                                                                         1999      1998                  1999      1998
                                                                       -------    -------               ------    -------
Revenues
   Network services ...................................................  33.8%      41.0%                34.0%      37.2%
   Product sales ......................................................  17.1       45.4                 25.5       42.3
   Other services .....................................................  49.1       13.6                 40.5       20.5
                                                                        -----      -----                -----      -----
     Total revenues ................................................... 100.0      100.0                100.0      100.0
Cost of revenues
   Network services ...................................................  22.9       26.6                 21.7       24.5
   Product sales ......................................................  15.4       44.7                 22.0       37.6
   Other services .....................................................  41.6       14.2                 34.0       17.1
                                                                        -----      -----                -----      -----
     Total cost of revenues ...........................................  79.9       85.5                 77.7       79.2
                                                                        -----      -----                -----      -----
Gross margin ..........................................................  20.1       14.5                 22.3       20.8
Selling, general and administrative expenses ..........................  22.0       46.5                 29.7       40.4
Depreciation and amortization .........................................  16.5       18.9                 14.7       18.2
                                                                        -----      -----                -----      -----
     Operating loss ................................................... (18.4)     (50.9)               (22.2)     (37.8)
                                                                        -----      -----                -----      -----
Interest expense ......................................................  (4.8)      (4.3)                (4.9)      (3.7)
Interest income .......................................................   0.2        1.1                  0.3        1.1
Gain/(loss) on asset disposal .........................................   0.0         --                 (0.2)        --
Income from continuing operations before income taxes
  and cumulative effect of change in accounting principle ............. (22.8)     (54.1)               (27.0)     (40.4)
Income tax benefit ....................................................   1.3         --                  1.4         --
                                                                        -----      -----                -----      -----
Net loss from continuing operations before cumulative
  effect of change in accounting principle ............................ (21.5)     (54.1)               (25.6)     (40.4)
Discontinued operations:
     Income (loss) from operations, net of income tax .................   0.0        1.3                 (0.3)       0.5
     Gain on sale of PTS, net of income tax ...........................   2.0         --                  2.9         --
                                                                        -----      -----                -----      -----
     Net income from discontinued operations ..........................   2.0        1.3                  2.6        0.5
Cumulative effect of change in accounting principle ...................    --         --                 (6.3)        --
                                                                        -----      -----                -----      -----
 Net loss ............................................................. (19.5)     (52.8)               (29.2)     (39.9)
         Net loss attributable to Common Stock ........................ (28.8)     (62.9)               (38.2)     (48.2)
EBITDA ................................................................  (1.8)     (32.0)                (7.4)     (19.6)
                                                                        =====      =====                =====      =====


The table below provides information about the Company's units in service on the Company's networks by customer type.

                                                 SEPTEMBER 30, 1999         PERCENTAGE INCREASE IN
                                                 ------------------         ----------------------
                                                   1999       1998            1999          1998
                                                 -------    -------         --------      --------
Units in service
   Reseller units .............................. 298,076    314,799           -8.7%         3.5%
   Direct Access units ......................... 238,866    189,042           20.2%        25.5%
                                                 -------    -------
   Total units in service ...................... 536,942    503,841           12.2%        10.8%
                                                 =======    =======

                            PREFERRED NETWORKS, INC.


On May 31, 1999, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary, Preferred Technical Services ("PTS"). Under the terms of the agreement, an affiliate of Saratoga Partners, a New York based merchant bank, paid the Company approximately $4.5 million for PTS, subject to certain purchase price adjustments, with $3.5 million less holdbacks paid in cash and the balance paid in the form of a $1 million credit for maintenance services to be provided by PTS for the Company on its paging networks. Simultaneously, the Company entered into an agreement to purchase $1 million of such maintenance services from PTS over the next twelve months, which is payable with the aforementioned credit. The Company used $1.4 million of the cash proceeds from the sale of PTS to reduce its outstanding notes payable. A principal of Saratoga Partners serves as a director of the Company.

Revenues for PTS for the five months ended May 31, 1999 and the nine months ended September 30, 1998 were $2.7 million and $2.2 million, respectively. Net income (loss) of PTS for the five months ended May 31, 1999 and for the nine months ended September 30, 1998 was ($73,000) and $122,000, respectively. This subsidiary has been presented as a discontinued operation in the accompanying financial statements.


RESULTS OF OPERATIONS

Total revenues increased by $1.4 million or 16.6% to $9.5 million for the three months ended September 30, 1999 from $8.1 million for the three months ended September 30, 1998. Total revenues increased by $2.5 million, or 9.6%, to $29.1 million for the nine months ended September 30, 1999 from $26.5 million for the nine months ended September 30, 1998.

Revenues from network services decreased by $121,000, or 3.6%, to $3.2 million for the three months ended September 30, 1999 from $3.3 million for the three months ended September 30, 1998. Revenues from network services decreased by $8,000, to $9.9 million for the nine months ended September 30, 1999 from $9.9 million for the nine months ended September 30, 1998. The Company had 28 markets in service at September 30, 1999. Units in service increased by 33,101, or 6.6%, to 536,942 at September 30, 1999 from 503,841 at September 30, 1998.
Airtime revenue per unit decreased by $0.21 to $2.06 for the nine months ended September 30, 1999 from $2.27 for the nine months ended September 30, 1998. This decrease is primarily due to an increase in units in service from Direct Access customers as a percentage of total units in service. Units from Direct Access customers increased to 44.5% of total units at September 30, 1999 from 37.5% at September 30, 1998. The Company incurs minimal marginal cost in supplying only airtime to its Direct Access customers and therefore charges these customers substantially less per unit in service per month than it charges its reseller customers.

Revenues from product sales decreased by $2.1 million, or 56.0%, to $1.6 million for the three months ended September 30, 1999 from $3.7 million for the three months ended September 30, 1998. Revenues from product sales decreased by $3.8 million, or 33.9%, to $7.4 million for the nine months ended September 30, 1999 from $11.2 million for the nine months ended September 30, 1998. The decreases in product sales revenue for each of the three and nine month periods are due primarily to decreased sales at EPS of new, used and refurbished pager products and to a lesser extent, decreased sales of new pagers to network service customers at PNI Access Services.

Other services revenues increased by $3.5 million, or 320.3%, to $4.6 million for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998. Other services revenues increased by $6.3 million, or 117.0%, to $11.8 million for the nine months ended September 30, 1999 from $5.4 million for the nine months ended September 30, 1998. The increases in other services revenue are due to increases in cellular repair and refurbishment volume and associated revenue at EPS.

Total costs of revenues increased by $621,000, or 8.9% to $7.6 million for the three months ended September 30, 1999 from $6.9 million for the three months ended September 30, 1998. Total costs of revenues increased by $1.6 million, or 7.5%, to $22.6 million for the nine months ended September 30, 1999 from $21.0 million for the nine months ended September 30, 1998.

Cost of network services increased by $4,000 to $2.2 million for the three months ended September 30, 1999 from $2.2 million for the three months ended September 30, 1998. Cost of network services decreased by $193,000, or 3.0%, to $6.3 million for the nine months ended September 30, 1999 from $6.5 million for the nine months ended September 30, 1998. Cost of network services as a percentage of network services revenue increased to 67.5% for the three months ended September 30, 1999 from 64.9% for the three months ended September 30, 1998, and decreased to 63.9% for the nine months ended September 30, 1999, from 65.8% for the nine months ended

                            PREFERRED NETWORKS, INC.

September 30, 1998. The decreases in costs of network services for the nine month periods are the result of the Company's ongoing efforts to reduce its fixed costs primarily in the areas of transmitter site rent, satellite expense and telco expense.

Cost of product sales decreased by $2.2 million, or 59.9%, to $1.5 million for the three months ended September 30, 1999 from $3.6 million for the three months ended September 30, 1998. Cost of product sales decreased by $3.6 million, or 35.9%, to $6.4 million for the nine months ended September 30, 1999 from $10.0 million for the nine months ended September 30, 1998. Cost of product sales as a percentage of product sales revenue decreased to 89.8% and 86.2% for the three and nine months ended September 30, 1999, respectively, from 98.3% and 88.9% for the three and nine months ended September 30, 1998, respectively. The decreases in cost of product sales are due primarily to the decreases in product sales revenues. The decreases in cost of product sales as a percentage of product revenues are due primarily to higher margins in product sales revenue attributable to EPS, which sells used and refurbished pagers and cellular product.

Cost of other services increased by $2.8 million, or 240.7% to $3.9 million for the three months ended September 30, 1999 from $1.2 million for the three months ended September 30, 1998. Cost of other services increased by $5.3 million, or 117.7% to $9.9 million for the nine months ended September 30, 1999 from $4.5 million for the nine months ended September 30, 1998. Cost of other services as a percentage of other services revenue decreased for three months and increased for nine months to 84.9% and 84.0% for the three and nine months ended September 30, 1999, respectively, from 104.7% and 83.7% for the three and nine months ended September 30, 1998, respectively. The decrease in cost of other services for the three month period is due to the increased efficiencies gained with higher cellular repair volume at EPS, whereas the increase for the nine month period is due to the inefficiencies in the first half of 1999 associated with this increase in volume.

Selling, general and administrative (SG&A) expenses decreased by $1.7 million, or 44.9%, to $2.1 million for the three months ended September 30, 1999 from $3.8 million for the three months ended September 30, 1998. SG&A expenses decreased by $2.1 million, or 19.4%, to $8.6 million for the nine months ended September 30, 1999 from $10.7 million for the nine months ended September 30, 1998. SG&A expenses as a percentage of total revenues decreased to 22.0% and 29.7% for the three and nine months ended September 30, 1999, respectively, from 46.5% and 40.4% for the three and nine months ended September 30, 1998, respectively. The decreases in SG&A are due primarily to reduced sales and administrative expenses resulting from the decreases in product sales revenues at EPS and to reduced personnel at PNI Access Services. In addition, because the Company does not market directly to end-users, it does not incur subscriber-related acquisition and customer support costs and, accordingly, its SG&A expenses do not increase in direct proportion to its revenue growth.

Depreciation and amortization increased by $43,000, or 2.8%, to $1.6 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998. Depreciation and amortization decreased by $545,000, or 11.3%, to $4.3 million for the nine months ended September 30, 1999 from $4.8 million for the nine months ended September 30, 1998. Depreciation and amortization decreased as a percentage of total revenues to 16.6% and 14.7% for the three and nine months ended September 30, 1999, respectively, from 18.9% and 18.2% for the three and nine months ended September 30, 1998, respectively. The decrease for the nine month period is due primarily to the absence of amortization expense of market start-up expenses in 1999 as a result of the adoption of SOP 98-5.

Interest expense, net of capitalized amounts, increased by $103,000, or 29.5%, to $451,000 for the three months ended September 30, 1999 from $348,000 for the three months ended September 30, 1998. Interest expense, net of capitalized amounts, increased by $465,000, or 48.0%, to $1.4 million for the nine months ended September 30, 1999 from $968,000 for the nine months ended September 30, 1998. The increase in interest expense is primarily due to no interest being capitalized in 1999 since the Company had no construction activities during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, when $607,244 was capitalized.

Interest income decreased by $69,000 or 76.6% to $21,000 for the three months ended September 30, 1999 from $90,000 for the three months ended September 30, 1998. Interest income decreased by $213,000 or 73.3% to $77,000 for the nine months ended September 30, 1999 from $290,000 for the nine months ended September 30, 1998. The decrease in interest income is due to a corresponding decrease in cash and cash equivalents.

                            PREFERRED NETWORKS, INC.

Net loss from continuing operations before cumulative effect of change in accounting principle for the three and nine months ended September 30, 1999 decreased to $2.0 million and $7.4 million, respectively, from $4.4 million and $10.7 million for the three and nine months ended September 30, 1998, respectively. The decreased losses are due to increases in gross profit and decreases in SG&A, as described above. The cumulative effect of change in accounting principle for the three and nine months ended September 30, 1999 resulting from the write-off of market start-up costs as required by SOP 98-5 was $0 and $1.8 million, respectively.

The net loss from discontinued operations, net of tax, for the nine months ended September 30, 1999 was $73,000, compared to net income of $122,000 for the nine months ended September 30, 1998. The losses in 1999 were the result of lower revenues from contract engineering services during the second quarter of 1999.

The net loss per share of Common Stock for the three months ended September 30, 1999 decreased to $.16 from $.31 for the three months ended September 30, 1998. The net loss per share of Common Stock for the nine months ended September 30, 1999 decreased to $.68 from $.78 for the nine months ended September 30, 1998. The net loss attributable to Common Stock for the nine months ended September 30, 1999 decreased due to decreased operating losses and the gain on the sale of PTS. This decrease was partially offset for the nine month period by an increase in losses due to the cumulative effect of adopting the new accounting principle for market entry costs.



LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used in operations was $1.0 million and $3.2 million for the three and nine months ended September 30, 1999, respectively, compared to $1.8 million and $4.4 million for the three and nine months ended September 30, 1998, respectively. The primary reasons for the reduction in net cash used in operations were the decrease in the net loss from operations before the effect of change in accounting principle and an increase in accounts payable compared to the prior year period.

Capital expenditures were $101,000 and $519,000 for the three and nine months ended September 30, 1999, respectively, compared to $448,000 and $1,300,000 for the three and nine months ended September 30, 1998, respectively. The Company has funded its expansion in the past by equity infusions, bank and finance company debt, loans from stockholders, and vendor and seller financing.

As of December 31, 1998, the Company had an $11.0 million credit facility with a financial institution, of which $7.25 million was used to finance paging network acquisitions and $3.75 million represents a revolving credit facility to be used for working capital purposes. Borrowings under this facility are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to a variety of issues. In May 1999, the Company received a waiver for certain events of default, which had existed since January 1, 1999. Pursuant to an amendment to the senior credit facility executed in May 1999, certain of the Company's financial covenants were amended, including but not limited to a requirement to maintain a minimum cash balance of $2.0 million at the end of each calendar month and a requirement to achieve certain minimum quarterly financial performance targets. Under the terms of the amendment, the Company used $1 million of the cash proceeds from the sale of PTS, to reduce the $7.25 million term loan portion of its senior credit facility. Payments of principal of $121,000 plus interest in arrears are due monthly. The remaining principal balance is due and payable in full at April 30, 2000. The outstanding balance under the amended facility bears interest at the prime rate of the lender plus 1 1/2% through September 30, 1999 and 2% through April 30, 2000. The amount outstanding under this facility as of December 31, 1998 and September 30, 1999 was $10.5 million and $8.5 million, respectively. At September 30, 1999 there was $275,000 additional availability.

The Company has a secured credit facility for $12.0 million of vendor financing bearing interest at the five-year U.S. Treasury rate plus 6.5% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of September 30, 1999, there was $4.4 million outstanding under this facility, and no additional amounts were available. In May 1999, the Company amended certain terms and conditions of this facility, under which the Company received a waiver for certain events of default and deferral of $1.5 million payments of monthly principal until May 2000. Interest only is payable during 1999 and monthly payments of principal and interest of approximately $156,000 will resume in January 2000. With the waiver to the $11 million credit facility described above, the Company remedied its default of certain covenants of this $12.0 million facility, which had existed since January 1, 1999.

                            PREFERRED NETWORKS, INC.

The Company has a secured credit facility for $5.0 million to finance paging system equipment from a finance company bearing interest at 10% payable in various monthly installments of principal and interest over 60 months. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of September 30, 1999, there was $2.5 million outstanding under this facility with no additional availability. In May 1999, the Company amended certain terms and conditions of this facility, under which the Company received deferral of payments of $621,000 of monthly principal amortization until May 2000. Interest only is payable during this time period and monthly principal payments of $56,000 will resume in May 2000. With the waiver to the $11 million credit facility described above, the Company remedied its default of certain covenants of this $5.0 million facility, which had existed since January 1, 1999.

At September 30, 1999, the Company had $1.8 million invested in short-term investment grade securities at various interest rates. The Company operates in the wireless communications industry which has experienced and continues to experience significant challenges including competing technologies, shifts in customers' strategies, changes in the FCC regulatory environment, and limited sources of capital. As a result, the Company is continually required to address these and other matters, in its business strategy and operations.

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

The Company's projections include significant growth in revenues, from existing products and services and also from new switching technologies which it has recently developed, and improved profitability due to greater utilization of the existing base of assets. The Company's business plan may change, or unforeseen events may occur, requiring the Company to raise additional funds. The sale of EPS would also result in a significant decrease in the Company's overall revenues. The amounts of funds required by the Company will depend on many factors, including successful deployment of the Company's proprietary, patented switch technology, "Platform 1(TM)", its sales to customers, and the expected cost savings to the Company in its own networks. The Company may consider selling certain assets to generate funds necessary to continue its business, and as described above, is presently negotiating the possible sale of its subsidiary EPS.

The outcome of the uncertainties surrounding the Company and the industry are difficult to predict. These uncertainties could affect the Company's ability to recover the carrying value of its long-lived assets from its future cash flows and operations, although management's current projections indicate that such values will be recovered. Currently, generally accepted accounting principles require companies to assess future cash flows and record impairment losses on long-lived assets based on estimates of future cash flows if insufficient to recover the carrying values. Should the Company's future projections not materialize, the Company could experience an impairment of its long-lived assets requiring a charge to its income statement. As of December 31, 1998 and September 30, 1999, the Company had $45 million and $37 million, respectively, in net book value of long-lived assets, including property and equipment, FCC licenses, market entry costs and goodwill.

Due to the uncertainties described above, combined with the Company's $11.0 million credit facility which matures April 30, 2000 and has not yet been refinanced, management believes it must conclude a successful sale of EPS and must negotiate with its lenders the Company's retention of a sufficient amount of cash proceeds of the sale of EPS in order for the Company to have sufficient cash and cash equivalents on hand to meet its working capital, capital expenditure and debt service requirements for the next twelve months. In the absence of a sale of EPS, a sale of other assets of the Company, or a refinancing, the Company does not expect its cash and cash equivalents on hand to meet its working capital, capital expenditure and debt service requirements beyond April 30, 2000. The Company believes that it will require additional funds in the form of equity, bank debt or other debt financing in the future to execute its business plan if the sale of EPS is not consummated, and may require such additional funds even if the sale of EPS is consummated. However, no assurances can be given that if additional funds are required, such funds will be available on terms acceptable to the Company, if at all, and the failure to obtain such funds could have a material adverse effect on the Company.

                            PREFERRED NETWORKS, INC.

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

The Company intends to bring its mission critical systems into Year 2000 compliance through hardware and software upgrades, software replacement and internally developed enhanced software. The Company has purchased maintenance agreements with respect to its desktop and server hardware, software systems and telephone system. These maintenance agreements have allowed the Company to upgrade and remedy where necessary in order to become compliant at minimal additional cost. The Company's subscriber control system is compliant. During 1998 and 1999, the Company contracted with a consultant to provide services specifically related to an upgrade of its accounting software package. These consulting services consist primarily of programming services and this upgrade is expected to be completed during the fourth quarter of 1999. The Company's paging terminals, transmitters and other paging network equipment are not date sensitive.

The Company has not conducted its assessment of the reasonably likely worst case scenario of systems failures and their related consequences. It is expected that the planned testing of systems and the completed testing of systems will greatly reduce the need for substantial contingency planning.

The Company believes that the cost of modifying its software and related computer technologies will not exceed $350,000, of which approximately $20,000 was incurred and expensed in 1998 and $192,000 was incurred and expensed in the first nine months of 1999. The remainder will be incurred in the fourth quarter of 1999. Costs of the Year 2000 project are based on current estimates and actual results may vary from such estimates once plans are fully implemented.



FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to the possible sale of EPS and other acquisitions and dispositions, construction and other business development activities, future capital expenditures, timing of the Company's need for additional capital, financing sources and availability and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the paging and wireless industries generally, risks relating to the Company's acquisition, disposition, construction and other business development activities, risks relating to technological change in the paging and wireless industries, risks relating to leverage and debt service (including availability of financing terms acceptable to the Company), risks relating to the ability of the Company to obtain additional funds in the form of debt or equity, risks relating to the availability of transmitters, terminals, network project management services and network engineering support, fluctuations in interest rates, and the existence of

                            PREFERRED NETWORKS, INC.

and changes to federal and state laws and regulations.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit:

         27       Financial Data Schedule (For SEC use only)

(b)      Reports on Form 8-K:

         1. The registrant filed a report on Form 8-K on June 14, 1999 and a Form 8-K/A on August 13, 1999 with respect to the sale of PTS.

                            PREFERRED NETWORKS, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PREFERRED NETWORKS, INC.


Date:  November 15, 1999                By: /s/ Mark H. Dunaway
                                            -------------------------------------------------
                                            Mark H. Dunaway
                                            Chief Executive Officer



Date:  November 15, 1999                By: /s/ Kathryn Loev Putnam
                                            -------------------------------------------------
                                            Kathryn Loev Putnam
                                            Senior Vice President and Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)