Form 10-K405
period 1999-12-31
PREFERRED NETWORKS INC
filed 2000-03-30
CIK 893335

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                           Common Stock, no par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Registrant's Common Stock on the Over The Counter Bulletin Board on March 24, 2000 was approximately $25.9 million. As of March 24, 2000, 16,544,417 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Specifically identified portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on June 8, 2000 are incorporated by reference in Part III.

                                TABLE OF CONTENTS


      PART I                                                                                                 PAGE
      ------                                                                                                 ----

      Item                   1.   Business...............................................................      3
                             2.   Properties.............................................................     11
                             3.   Legal Proceedings......................................................     11
                             4.   Submission of Matters to a Vote of Security Holders....................     11


      PART II
      -------
      Item                   5.   Market for Registrant's Common Equity and Related
                                     Stockholder Matters.................................................     12
                             6.   Selected Financial Data................................................     13
                             7.   Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations...........................................     14
                            7A.   Quantitative and Qualitative Disclosures About Market Risk.............     21
                             8.   Financial Statements and Supplementary Data............................     21
                             9.   Changes in and Disagreements with Accountants on Accounting
                                     and Financial Disclosure............................................     21

      PART III
      --------
      Item                  10.   Directors and Executive Officers of the Registrant.....................     21
                            11.   Executive Compensation.................................................     21
                            12.   Security Ownership of Certain Beneficial Owners and Management.........     21
                            13.   Certain Relationships and Related Transactions.........................     21

      PART IV
      -------
      Item                  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........     22

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Preferred Networks, Inc. (the "Company") was founded in 1991 to provide unbranded, wholesale one-way wireless messaging network services to companies for resale to their customers. In pursuing this strategy, the Company developed a number of advanced networking technologies aimed at increasing its efficiency as a network operator. During 1999, the Company completed development of its intelligent, high-speed switching technology and began to commercialize related products for sale to other companies. This technology creates networking solutions that provide companies with greater processing efficiencies, cost savings, and an open platform to bring them closer to their customers through unified service offerings. In early 2000, the Company began to ship its first software enhanced networking products and is developing a number of additional hardware, software and service offerings to address each of the wireless, fixed network and Internet marketplaces. With the introduction of its networking products, the Company has augmented its one-way wireless network services and is evolving into a developer and supplier of advanced communications hardware and software products.

         Beginning in 1996 and continuing for the majority of 1999, the Company was also a provider of pager and cellular repair services and of network engineering services. During 1999, concurrent with the completion of development of the Company's intelligent, high-speed switching technology, the Company divested of its wholly owned subsidiaries through which it provided these additional services. The closing of these transactions allowed the Company to focus exclusively on its network-related business, including the development and marketing of its networking products. In May 1999, the Company sold its engineering services business, Preferred Technical Services, Inc. ("PTS"), which it had acquired in July 1996. In December 1999, the Company sold its pager and cellular repair business, EPS Wireless, Inc. ("EPS"), which it had acquired in December 1996.

         The Company is at an early stage in the development of its networking products business. Substantially all of the Company's revenues are currently derived from its network services business.

INDUSTRY BACKGROUND

         The wireless services and Internet services marketplaces have enjoyed spectacular growth during the past several years. The advent of affordable consumer products for the delivery of these services has spurred rapid increases in subscribers and usage. The Company believes that continued stimulation of growth will occur as wireless networks become more data capable and as applications become integrated, and that the most dramatic growth will occur through the convergence of fixed networks, wireless networks and the Internet, enabling information available via the Internet to meet the needs of users in the fast growing mobile environment.

         While the application of the Company's advanced networking technologies was initially aimed at increasing its own efficiency as a one-way wireless network operator, these technology platforms have the potential to provide similar advantages to a wide spectrum of participants in the wireless services, fixed network and Internet marketplaces. Companies providing such services operate either by constructing and operating proprietary network facilities ("carriers"), or by purchasing network services from carriers, such as the Company, on a wholesale basis in order to resell branded services to subscribers ("resellers"). Increased consumer demand has resulted in greater competition for subscribers, resulting in demand on service providers to offer additional features at reduced cost. The Company believes this trend will continue and that it will lead to increased demand for outsourced network services, such as those offered by the Company. Further, the Company believes that its networking technologies will appeal to a wide spectrum of industry participants seeking to achieve cost savings and to market unified service offerings.

         The utility and accessibility of network infrastructure provides the foundation that enables companies to drive adoption of end-user applications. This has never been more evident than in the recent explosion of Internet services, which has occurred because the fixed telephone network is ubiquitous and allows common user access. These factors have allowed companies to focus on applications and content without needing to educate users on new technology. Historically, however, these factors have not existed in the wireless marketplace. The U.S., in particular, lacks uniform standards, and accordingly, wireless network infrastructure is application or service specific. This has encumbered companies seeking to sell value-added services that require connectivity between wireless applications and the Internet. The Company believes the next explosion of wireless services will occur when networks are leveraged for integrated applications and when users can access all of their communications services through whatever device they happen to be using, regardless of whether it is wireless or wired.

         The Company's networking technologies provide solutions by leveraging the existing public service telephone network ("PSTN") to enable open access to multiple services (wired or wireless) regardless of the protocol used within networks or end-user devices. Through development of software enhanced products, the Company is positioned to deliver broad market solutions that unify discrete wireless services and integrate these services with the Internet, in a manner that is transparent to the end user.

BUSINESS

         The Company was founded in 1991 as a wireless network carrier to provide unbranded, wholesale one-way messaging network services to companies for resale to their customers. Beginning in 1996 and continuing for the majority of 1999, the Company was also a provider of pager and cellular repair services and of network engineering services. During 1999, concurrent with the completion of development of the Company's intelligent, high-speed switching technology, the Company divested of its wholly owned subsidiaries through which it provided these additional services. The closing of these transactions allowed the Company to focus exclusively on its network-related business, including the development and marketing of its networking products.

NETWORK SERVICES

         The Company's one-way wireless networks enable its customers to offer competitive, branded messaging services to their subscribers, while incurring costs on an as-needed basis. The Company currently owns and operates networks in four regions of the United States, including the Southeast, Mid-Atlantic, Northeast and Midwest. As of December 31, 1999, the Company provided network services to more than 1,500 companies, which collectively had 525,000 units in service on the Company's networks. The Company's network customers include four of the five largest one-way messaging companies in the U.S. The Company's network services business operates under the name PNI Access Services(R).

         The Company employs an efficient network architecture utilizing regional Technical Control Centers ("TCCs") that centrally control its networks in multiple local markets within a wide geographic region. As of December 31, 1999, the Company had five TCCs in operation. In 1997, the Company installed its first prototype network switching technology in its Midwest region, which allowed the Company to increase its processing speed and gain cost savings. With the completion of commercial development of the first software-enhanced products utilizing this technology at the end of 1999, the Company intends to deploy its networking products throughout the remainder of its own network markets in 2000. The Company expects this deployment to result in the conversion of the majority of its TCC-based centralized switching into distributed switching within local markets. By distributing network switching into local points of presence ("POPs"), the Company expects to eliminate the need for many of its leased line telephone circuits, which should result in a significant reduction of its network operating costs. Further, this deployment is expected to enable the Company to seamlessly integrate future software applications into its service offering so that its network customers can sell value-added services to their customers.

NETWORKING PRODUCTS

         The Company's networking technologies increase processing efficiencies and create open environments to enable businesses to reduce operating costs and seamlessly expand and unify service offerings. The Company is in the early stages of marketing and development of software enhanced networking products, and as of the date of this filing, the Company has developed the following initial products:

Switching

         Switching is an important component of networking technology, providing control and routing of telephony that is used for communications services. The Company's first commercial switch product is the Platform1(TM) modular switch. Platform1(TM) incorporates the Company's patented call algorithm, which permits the routing of individual telephone numbers to multiple servers and terminals at extremely high speeds and on an as needed basis (a "server" or "terminal" is where the service application, customer database and billing data resides, and for purposes of this document, the terms "server" and "terminal" are sometimes used interchangeably.) Platform1(TM) allows individual numbers and circuits to be dynamically shared between servers, enabling circuit capacity to be allocated among service offerings, rather than being dedicated to discrete offerings as in traditional network architectures. This allows companies to gain better utilization of existing capacity and reduce costly dedicated PSTN circuits.

         Platform1(TM) Products

         - Base Unit. Platform1(TM) can "front-end" legacy equipment, thereby interconnecting existing hardware to reduce circuit requirements and integrate offerings without needing to replace or duplicate existing network equipment. The Platform1(TM) chassis is rack-mounted, enabling it to be integrated within existing switching centers with minimal additional space and power requirements. Further, this hardware design allows companies to cost effectively distribute Platform1(TM) in local POPs, reducing the distance a service provider must transport its traffic over costly leased line circuits. The Company expects to begin shipments of the Platform1(TM) base unit in the second quarter of 2000.

         - Unified Messaging. The Company's product strategy is to take existing end-user service applications (such as messaging and Internet access) and incorporate the related software into server card modules that fit into slots in the Platform1(TM)chassis. This allows companies to add current and future service applications without the need for traditional bulky and expensive, dedicated server equipment. Platform1(TM)service modules are "hot swappable", allowing upgrades and expansion in a live environment. In order to leverage its existing network service customer base, the Company's initial modules are for one-way data and voice messaging and email notification. The Company expects to begin shipments of these modules to customers in the second quarter of 2000. Additional planned modules in development include, but may not be limited to, Internet service; voice over IP (Internet Protocol) applications; and bundling of value-added services with local telephone access. Future modules may include two-way messaging applications, conversational wireless applications (such as personal communications services or "PCS"), and private networking solutions (such as Intranets.)

                  Features of Platform1(TM)

                  - IP Data Transport of Wireless Applications. By distributing both switching and server functions into local POPs, the subscriber service processing can occur locally at the telephone access point. Messaging data can then be transported back to a company's central location via the Internet. This effectively allows a company to eliminate its traditional wide area network of leased line circuits.

                  - Intelligent Switching. The patented call algorithm utilizes state-of-the-art digital signal processors
                           (DSPs) that "remember" the assigned port for each number, which increases the speed of processing each time the call comes through.

                  - Number Translation. The patented call routing function provides real-time "10-by-10" and "10-by-7" number translation, meaning any 10 numbers coming in can be replaced by any ten or seven numbers going out. This allows companies to control the relocation of individual telephone numbers rather than being dependent upon the local exchange carrier for reallocation. The Company also believes this capability will enable operators to efficiently migrate toward subscriber number portability, as this becomes a required consumer option.

         iTerminal(TM) Products

         - The iTerminal(TM)incorporates certain features of the Platform1(TM)into a standard desktop computer chassis. The iTerminal(TM)is the Company's first such product that bundles a suite of server applications into a desktop unit. This product is targeted toward the Company's network services customer base and incorporates paging, voice mail and email notification into a user friendly, PC-based product. A company can locate an iTerminal(TM)in most standard business offices and transport subscriber traffic to a network carrier, such as the Company, via the Internet. The Company shipped the first beta units of its iTerminal(TM)product in late 1999 and began shipments of commercial products to customers in the first quarter of 2000.

Potential Future Products

         The Company has developed several other networking technologies, including a router that enhances network control and a remote wireless transmission network diagnostic tool. Certain of these technologies are presently in beta deployment and the Company is exploring commercialization of related products.

CUSTOMERS

Network Services

         The Company markets its one-way wireless messaging network services to carriers, resellers and agents. The Company does not market paging services directly to end-users and therefore does not compete with its customers for subscribers. The Company offers unique "Direct Access" options to its customers that enable carriers and resellers to directly connect their own terminal switching equipment with the Company's networks in order to purchase network services from the Company on an as-needed basis.

         The Company groups its network customers into three principal categories:

     - Traditional, or non-facilities-based, "resellers" that purchase both airtime and switching services from the Company on a fixed monthly per unit basis.

     - "Direct Access" customers that utilize their own switching equipment and purchase only airtime from the Company on a fixed monthly per unit basis.

     - Companies that utilize both switching and airtime services of the Company to provide "Caller Pays" service, pursuant to which the initiator of each page (the "caller") is charged on their telephone bill and the local telephone exchange carrier in turn pays the Company a percentage of the amount collected for the actual number of billable pages per month from the caller, rather than a fixed monthly charge.

         The Company believes its Direct Access program is unique, because most carriers have branding conflicts with their resellers and do not encourage them to become switch-based. Direct Access customers benefit because they control their own telephone numbers, allowing them to sell value-added services and to bundle offerings. The Company has consistently experienced higher than the average industry growth rates in service units from its Direct Access customer base. Historically, however, becoming a Direct Access customer was cost prohibitive for many resellers, due to the initial capital investment in sophisticated equipment and the ongoing monthly expense of dedicated lease line circuits to transport data from the customer's POP to the Company's networks. The Company's iTerminal(TM) product reduces market entry costs by unifying paging, voicemail and email notification in a single desktop unit and by utilizing the Internet to transport traffic to the Company's networks. The Company has begun to market iTerminal(TM)s to resellers and carriers and believes this product has the potential to expand the Company's Direct Access customer base.

Networking Products

         The potential market for the Company's networking products includes any type of company that utilizes telephony to transmit data (wired or wireless) when speed, flexibility and cost reduction are key requirements. The Company's initial products are targeted toward companies similar to those that purchase network services from the Company, including companies that sell, among other things, one-way wireless messaging services. The Company expects to launch several Internet service modules during 2000, which will be targeted toward Internet service providers ("ISPs"), expanding the Company's marketing to this segment. As additional modules are introduced in the future, the Company intends to expand its addressable market to include competitive local exchange carriers ("CLECs"), two-way wireless data and voice carriers, and private networking companies. The Company believes its networking products will be attractive to these additional customer segments because these companies can achieve cost reductions and efficiently expand their service offerings and POPs.

SALES AND MARKETING

         Because the Company does not market any of its products and services directly to end users, it provides selling, marketing and customer service to businesses, rather than directly to its customers' many subscribers. Therefore the Company has relatively fewer sales, marketing and customer service personnel than a direct marketing company. The Company markets its network services through field sales personnel located in its TCC cities and through telemarketing activities. The Company's initial sales efforts related to its networking products are being conducted by its network sales organization and are targeted toward the Company's existing customer base as well as similar companies with which the Company had not historically conducted business. The Company may add sales people in the future who will be dedicated to selling networking products to businesses.


OPERATIONS

NETWORK DESIGN AND OPERATIONS

         The Company controls its local and regional networks from TCCs located centrally within wide geographic regions. Each TCC is a switching center, housing paging terminals, satellite facilities, network monitoring systems, local and long distance telephone lines, and emergency power backup. Each TCC is connected to remote POPs, located in other cities, which house local telephone lines, power back-ups and alarm systems. Each POP is connected to a TCC via a dedicated leased line ("T-1") circuit that transports local paging traffic from the POP city to the TCC for central processing. The T-1 lines enable TCCs to process telephone numbers that are local to the POP city.

         In 1997, the Company installed its first prototype network switching technology in its Midwest region, which allowed the Company to reduce the number of T-1s required for switching in that facility. The Company intends to deploy Platform1(TM)s and iTerminal(TM)s throughout the remainder of its own network markets during 2000, which will allow the Company to transport its messaging traffic from its POP cities over the Internet. The Company expects this deployment will allow the elimination of the majority of its T-1 wide area network and will reduce its facilities maintenance and engineering requirements. By distributing network switching into POPs, the Company expects to significantly reduce its network operating costs.

NETWORKING PRODUCTS

         The Company outsources all manufacturing and component assembly for its networking products to a variety of third party manufacturers. Components and parts used in the Company's networking products are standard and include, among other things, digital signal processors, single board computers, and programmable logic devices. Functions performed in-house by the Company occur in the Company's Atlanta, Georgia headquarters TCC and include design, the installation of software, and quality control and quality assurance testing. The Company's present facilities combined with its relationships with third-party manufacturers are believed to be adequate for its current needs.

RESEARCH AND DEVELOPMENT

         The Company is engaged in ongoing research and development efforts to remain at the forefront of advanced networking technology. The Company recognizes that there are many companies with more substantial resources than the Company that are engaged in similar research and development activities in order to provide networking solutions. The Company believes that its extensive expertise as a network operator has allowed it to anticipate market needs and be first to market with the solutions embodied in its initial products. The Company is committed to continuing to enhance its existing technologies and to developing additional applications to expand its customer marketplace. Further, the Company believes that its size has allowed a close relationship between its research and development professionals, its product development personnel and its field sales organization, thereby enabling the Company to react quickly to market needs.

         The majority of the Company's research and development staff consists of engineers or computer science professionals.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT

         The market for the Company's networking products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating communications systems. The Company's operating results will depend to a significant extent on its ability to continue to introduce and market new systems, products, and software successfully on a timely basis and to reduce costs of existing systems, products, software and services. The success of these and other new offerings is dependent on several factors, including cost, timely completion and introduction, identification of customer needs, differentiation from offerings of the Company's competitors and market acceptance. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in certain cases, certification by non-U.S. and U.S. standard-setting bodies.

         The Company was issued a U.S. patent for the "Intelligent, High Speed Switching Matrix" on September 14, 1999 which will provide certain protection for the routing algorithm utilized in the Company's Platform1(TM) and iTerminal(TM) networking products. This patented technology may be utilized in additional networking products. The issue date for this patent was September 14, 1999 and the invention will be protected for a period of twenty (20) years from the date that the earliest application was filed, or through August 26, 2017. In addition, the Company intends to pursue the patentability of other technologies relating to its development of networking products and applications.

COMPETITION

         The wireless industry is highly competitive and has few barriers to entry. In the case of network services, companies generally compete on the basis of price, and quality, and in the case of network services, on the basis of coverage area, speed of transmission, system reliability and service. Increased competition has forced wireless carriers and resellers to lower their prices, with monthly average revenue per unit ("ARPU") for one-way paging services declining, while at the same time, competition has caused high subscriber turnover. The Company believes that ARPU will remain low while competition will continue to increase, requiring distribution channels to focus on cost reduction and increased marketing of value-added products and services in order to achieve increased cash flow per subscriber. Several companies offer national messaging services to their subscribers. By contrast, the Company markets network services primarily on a local or regional level in the Eastern United States. In addition, the United States Congress and the Federal Communications Commission (the "FCC") have authorized the use of newly allocated spectrum for mobile and portable radio communications services, including specifically for narrowband PCS. Some of the primary uses envisioned by narrowband PCS licensees are advanced voice messaging and two-way acknowledgment paging. It is expected that companies offering narrowband advanced messaging will compete with one-way messaging companies.

         The Company's competitors in the networking products industry range from large telecommunications equipment companies to small companies focused on certain niche markets. Many of these competitors have significantly greater resources than the Company, and there can be no assurances that the Company will be able to compete successfully in the networking products marketplace. In addition, certain telecommunications equipment manufacturers with significantly greater resources than the Company could attempt to enter the markets served by the Company's initial products and compete with the Company for its current markets.


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

         The Company has more than 200 licenses to build and operate high power PCP 157.740 MHz frequency networks, in 28 markets in the Northeast, Mid-Atlantic, Southeast, North Central, and Midwest regions. In addition, the Company has 5 FCC licenses to operate the following PCP paging systems: 1) a
462.825 MHz network in the Atlanta metropolitan area, and 2) a 462.75 MHz network in the Augusta, Georgia metropolitan area. Finally, the Company has 15 FCC licenses to operate the following exclusive RCC paging systems: 1) a 158.10 MHz network in and around Jacksonville, Florida; 2) a 152.60 MHz network in the New York metropolitan area; 3) a 152.84 MHz network in the Atlanta metropolitan area; 4) a 454.475 MHz network in and around Albany, New York; and 5) a 931.2625 MHz network in the Orlando, Florida metropolitan area; and 6) a 931.3125 MHz network in the New York metropolitan area. The FCC licenses set forth the technical parameters, such as signal strength and tower height, under which the Company is authorized to use those frequencies. The Company's FCC licenses are issued to its wholly owned subsidiary, PNI Spectrum, LLC.

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

         On February 19, 1997, the Commission adopted a Second Report and Order (the "Paging Second Report and Order") and Further Notice of Proposed Rulemaking (the "Further Notice") in which it declined to convert the non-exclusive PCP frequencies, including the 157.740 MHz frequency, to exclusive use frequencies. In a Third Report and Order (the "Paging Third Report and Order") released May 24, 1999, the Commission determined to continue the existing licensing procedure for the non-exclusive PCP channels.

         In the Paging Second Report and Order, the Commission also determined to process all non-mutually exclusive applications filed on or before July 31, 1996. All pending mutually exclusive applications, however, regardless of when filed were to be dismissed. On December 14, 1998, the Commission notified the Company that 13 of its pending applications for expansion of its paging systems were dismissed due to mutual exclusivity. This included eight 931.2625 MHz applications for 11 sites in its Orlando, Florida paging system, four 931.3125 MHz applications for its New York paging system, and one application for its
158.10 MHz Jacksonville, Florida paging system. The Paging Second Report and Order also provided that the Commission would accept applications from new applicants for private, internal-use systems on the non-exclusive PCP channels, including the 157.74 MHz frequency. The Company is now able to file applications for new sites on its 157 MHz and 462 MHz PCP paging systems whenever needed.

         In addition, the Commission excluded PCP channels from being licensed on a geographic basis and declined to subject the non-exclusive PCP frequencies, including the 157.740 MHz frequency, to the competitive bidding process. The Company, therefore, is not required to participate in a competitive bidding process to expand its 157 MHz and 462 MHz paging systems.

         The Commission, however, adopted a geographic licensing scheme and implemented a competitive bidding process for the exclusive RCC and PCP channels, including the Company's 931 MHz paging channels. Specifically, the FCC adopted geographic licensing for all 931 MHz and all exclusive 929 PCP paging channels based on Rand McNally's Major Trading Areas ("MTAs"). The Paging Third Report and Order, modified the licensing areas, and based them on Department of Commerce Major Economic Areas. Licenses below 929 MHz will be geographically licensed based on the Department of Commerce's 172 Economic Areas. The FCC also excluded from its plan those channels that already have been assigned to single licensees on a nationwide basis under existing FCC rules.

         Consequently, the Company may be unable to expand the service areas for its exclusive 931 MHz systems or its 152 MHz and 454 MHz RCC systems unless it participates in a competitive bidding process or it can reach an agreement with the applicable geographic licensee. In the Paging Third Report and Order, the FCC determined to permit a geographic licensee to either disaggregate spectrum, i.e., assign a discrete portion or "block" of spectrum licensed to a geographic licensee, or partition its licensed area, or both. The Commission has adopted, or proposed, a similar approach in other CMRS services, such as the broadband Personal Communications Services and the Specialized Mobile Radio Services. Adoption of the disaggregation and partitioning proposals permits the Company to acquire licensing rights to expand its current exclusive RCC frequencies through agreement with a geographic licensee without requiring participation in a competitive bidding process.

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

EMPLOYEES

         On December 31, 1999, the Company had 52 employees; 15 in administration, 10 in marketing and sales, 20 in network services engineering operations and 7 in networking products research and development. The Company's employees are not unionized, and the Company believes that its relations with its employees are good.

FORWARD LOOKING STATEMENTS

         This report contains statements which, to the extent they are not recitations of historical fact, may constitute "forward-looking statements." These statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. See the fuller discussion of these statements under the heading "Forward-Looking Statements", which is included in Item 7 of this report.


ITEM 2. PROPERTIES

    The Company leases a total of approximately 33,000 square feet of office space in two different locations, including Norcross, Georgia, and Syosset, New York. The Company also currently leases a total of approximately 29,000 square feet at five different locations for its TCCs. The Company has approximately 470 site and tower leases for the operation of its network transmitters and other equipment on commercial broadcast towers and at other fixed sites. These leases expire at various dates from 1999 to 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

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

         Set forth below are the high and low sales prices for the shares of the Company's Common Stock for each quarterly period in 1998 and 1999.


                                                                    1998                       1999
                                                                    ----                       ----
QUARTER ENDED                                                  HIGH      LOW              HIGH      LOW
-------------                                                  -----    -----             -----    -----

March 31..................................................     $2.25    $1.38             $1.69    $0.09
June 30...................................................      1.88     1.00              0.56     0.06
September 30..............................................      1.50     0.69              0.28     0.13
December 31...............................................      0.88     0.25              0.38     0.09

         On March 24, 2000 there were approximately 1,332 stockholders of the Company, based on the number of holders of record and an estimate of the number of individual stockholders represented by securities position listings.

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

RECENT SALES OF UNREGISTERED SECURITIES

         The were no sales of unregistered securities in 1999.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial and operating data as of and for each of the five years in the period ended December 31, 1999 are derived from the consolidated financial statements and other records of the Company. The data should be read in conjunction with the consolidated financial statements and related notes and other financial information included herein.


                                                                                      YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------------------
                                                                     1995          1996          1997          1998          1999
                                                                    ---------------------------------------------------------------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE AND UNIT DATA)

STATEMENT OF OPERATIONS DATA:
Revenues
   Network services ...........................................     $ 3,549      $  6,121      $ 12,456      $ 13,204      $ 12,841
   Pager sales ................................................       3,651         5,279         5,458         6,172         3,999
   Other services .............................................         153           334            --           191           193
                                                                    ---------------------------------------------------------------
       Total revenues .........................................       7,353        11,734        17,914        19,567        17,033
                                                                    ---------------------------------------------------------------
Cost of revenues
   Network services ...........................................       1,768         4,621         8,379         8,612         8,284
   Pager sales ................................................       4,558         7,830         8,603         6,246         3,777
   Other services .............................................          --            12            --            --            10
                                                                    ---------------------------------------------------------------
       Total cost of revenues .................................       6,326        12,463        16,982        14,858        12,071
                                                                    ---------------------------------------------------------------
Gross margin ..................................................       1,027          (729)          932         4,709         4,962
Selling, general and administrative expenses ..................       3,180         7,959        12,001         9,818         8,429
Other .........................................................          --            --           278            --            14
Depreciation and amortization .................................         764         2,428         6,214         6,095         5,204
Impairment loss(1) ............................................          --            --            --            --         1,340
                                                                    ---------------------------------------------------------------
       Operating loss .........................................      (2,917)      (11,116)      (17,559)      (11,204)      (10,025)
Interest expense ..............................................        (317)         (235)       (1,241)       (2,010)       (1,811)
Interest income ...............................................         364         1,121           455           351           173
Gain/(loss) on asset disposal .................................          --            --            --            --            (5)
                                                                    ---------------------------------------------------------------
Loss from continuing operations before income taxes and
  cumulative effect of change in accounting principle .........      (2,870)      (10,231)      (18,345)      (12,863)      (11,668)
Income tax benefit ............................................          --            --            --            --         4,000
                                                                    ---------------------------------------------------------------
Net loss from continuing operations before cumulative effect of
  change in accounting principle ..............................      (2,870)      (10,231)      (18,345)      (12,863)       (7,668)
Discontinued operations:
    Net income/(loss) from discontinued operations, net of
      income tax ..............................................          --            31          (806)       (2,328)         (153)
    Gain on sales of subsidiaries, net of income tax ..........          --            --            --            --         4,013
                                                                    ---------------------------------------------------------------
    Net income from discontinued operations ...................          --            --          (806)       (2,328)        3,860
Cumulative effect of change in accounting principle ...........          --            --            --            --        (1,209)
                                                                    ---------------------------------------------------------------
        Net loss ..............................................      (2,870)      (10,199)      (19,152)      (15,192)       (5,017)
                                                                    ===============================================================
        Net loss attributable to Common Stock .................     $(7,228)     $(11,674)     $(20,206)     $(18,220)     $ (8,479)
                                                                    ===============================================================
Net income/(loss) per share of Common Stock from(2):
        Continuing operations before cumulative effect
          of change in accounting principle ...................     $ (1.75)     $  (0.91)     $  (1.21)     $  (0.98)     $  (0.68)
        Discontinued operations, net of income tax ............          --      $    0.0      $  (0.05)     $  (0.14)     $   0.23
        Cumulative effect of change in accounting principle ...          --            --            --            --      $  (0.07)
Net loss per share of Common Stock ............................     $ (1.75)     $  (0.91)     $  (1.26)     $  (1.12)     $  (0.52)
Weighted average number of common shares used in
  calculating net loss per share of Common Stock ..............       4,138        12,815        16,060        16,258        16,362
Pro forma net loss assuming accounting principle is
  applied retroactively .......................................     $(3,133)     $(12,197)     $(19,674)     $(14,984)     $ (3,184)
Pro forma net loss attributable to Common Stock assuming
  change in accounting principle is applied retroactively .....     $(7,492)     $(13,671)     $(20,729)     $(18,012)     $ (6,647)
Pro forma net loss per share ..................................     $ (1.81)     $  (1.07)     $  (1.29)     $  (1.11)     $  (0.41)
EBITDA(3) .....................................................     $(2,153)     $ (8,688)     $(11,346)     $ (5,109)     $ (3,481)
Capital expenditures (including network asset purchases) ......     $ 4,226      $ 16,495      $ 19,214      $  1,431      $    467


                                                                      DECEMBER 31,
                                             ----------------------------------------------------------
                                               1995          1996        1997        1998        1999
                                             --------      --------    --------    --------    --------
                                                                     (IN THOUSANDS)

BALANCE SHEET DATA:
Current assets ............................. $ 11,757      $ 30,725    $ 14,748    $ 14,659    $  9,034
Property and equipment, net ................    6,885        21,559      25,569      21,556      14,926
Total assets ...............................   20,046        66,125      66,233      60,032      39,143
Notes payable, including current portion ...    5,413        17,025      19,782      19,033       6,069
Redeemable preferred stock .................   21,659            --      13,956      23,968      27,431
Stockholders' equity (deficit) .............   (7,806)       40,583      27,773      10,556       2,101


(1) At December 31, 1999, an impairment loss of $1.3 million was charged to operations as a write down of the assets recorded by the Company for its previously planned network expansion.

(2) All net loss per share amounts were computed using the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98. Basic and diluted amounts are identical. See note 1 to the consolidated financial statements included in
     Item 8, "Financial Statements and Supplementary Data".

(3) "EBITDA" represents earnings from continuing operations before impairment loss, interest expense, interest income, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the telecommunications industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles), as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

         The Company was founded in 1991 to provide unbranded, wholesale one-way wireless messaging network services to companies for resale to their customers. In pursuing this strategy, the Company developed a number of advanced networking technologies aimed at increasing its efficiency as a network operator. During 1999, the Company completed development of its intelligent, high-speed switching technology and began to commercialize related products for sale to other companies. This technology creates networking solutions that provide companies with greater processing efficiencies, cost savings, and an open platform to bring them closer to their customers through unified service offerings. In early 2000, the Company began to ship its first software enhanced networking products and is developing a number of additional hardware, software and service offerings to address each of the wireless, fixed network and Internet marketplaces. With the introduction of its networking products, the Company is augmenting its one-way wireless network services and is evolving into a developer and supplier of advanced communications hardware and software products.

         Beginning in 1996 and continuing for the majority of 1999, the Company was also a provider of pager and cellular repair services and of network engineering services. During 1999, concurrent with the completion of development of the Company's intelligent, high-speed switching technology, the Company divested of its wholly owned subsidiaries through which it provided these additional services. The closing of these transactions allowed the Company to focus exclusively on its network-related business, including the development and marketing of its networking products. In May 1999, the Company sold its engineering services business, Preferred Technical Services, Inc. ("PTS"), which it had acquired in July 1996. In December 1999, the Company sold its pager and cellular repair business, EPS Wireless, Inc. ("EPS"), which it had acquired in December 1996.

         During the past several years, the Company has undertaken certain initiatives to gain greater operating efficiencies and to reduce its overall operating costs. The Company intends to continue to pursue strategies to rationalize its network services business, which will include both marketing initiatives to increase related revenues, as well as further cost reduction efforts. These cost reduction efforts will include, among other things, the internal deployment of the Company's networking technologies in order to achieve operating cost reductions, and may also include the sales of certain network assets that do not contribute to profitability. The Company is at an early stage of development of its networking products business.

Substantially all of its revenues are currently derived from its network services business. Results of operations from EPS and PTS are presented as discontinued operations and all prior periods have been restated accordingly. Other than with respect to those results reported as discontinued operations, management's discussion and analysis of financial condition and results from operations reflects only continuing operations.

         During the years ended December 31, 1997, 1998 and 1999, no customer of the Company provided greater than 10% of its revenues.

RESULTS OF OPERATIONS

         The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the three years ended December 31, 1997, 1998 and 1999, as a percentage of total revenues.


                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                        1997              1998              1999

Revenues
   Network services .......................................              69.5%             67.5%             75.4%
   Pager sales ............................................              30.5              31.5              23.5
   Other services .........................................                --               1.0               1.1
                                                                       ------------------------------------------
       Total revenues .....................................             100.0             100.0             100.0
                                                                       ------------------------------------------

Cost of revenues

   Network services .......................................              46.8              44.0              48.6
   Pager sales ............................................              48.0              31.9              22.2
   Other services .........................................                --                --               0.1
                                                                       ------------------------------------------
       Total cost of revenues .............................              94.8              75.9              70.9
                                                                       ------------------------------------------

Gross margin ..............................................               5.2              24.1              29.1
Selling, general and administrative expenses ..............              67.0              50.2              49.5
Other expenses ............................................               1.6                --               0.1
Depreciation and amortization .............................              34.6              31.1              30.6
Impairment loss ...........................................                --                --               7.8
                                                                       ------------------------------------------
       Operating loss .....................................             (98.0)            (57.3)            (58.9)
Interest expense ..........................................              (6.9)            (10.3)            (10.6)
Interest income ...........................................               2.5               1.8               1.0
Gain/(loss) on asset disposal .............................                --                --                --
Loss from continuing operations before income taxes and

  cumulative effect of change in accounting principle .....            (102.4)            (65.7)            (68.5)
Income tax benefit ........................................                --                --              23.5
                                                                       ------------------------------------------
Net loss from continuing operations before income taxes and
  cumulative effect of change in accounting principle .....            (102.4)            (65.7)            (45.0)
Discontinued operations
     Income/(loss) from operations, net of income tax .....              (4.5)            (11.9)             (0.9)
     Gain on sales of subsidiaries, net of income tax .....                --                --              23.6
                                                                       ------------------------------------------
     Net income/(loss) from discontinued operations .......              (4.5)            (11.9)             22.7
Cumulative effect of change in accounting principle .......                --                --              (7.1)
       Net loss ...........................................            (106.9)%           (77.6)%           (29.5)%
                                                                       ==========================================

EBITDA ....................................................             (63.3)%           (26.1)%           (20.4)%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

         Total revenues decreased by $2.5 million, or 13.0%, to $17.0 million for the year ended December 31, 1999 from $19.6 million for the year ended December 31, 1998, due primarily to decreased pager sales resulting from a limited amount of working capital available to the Company to purchase pagers in 1999 for resale to its customers, as further discussed in "Liquidity and Capital Resources".

         Revenues from network services decreased by $363,000, or 2.7%, to $12.8 million for the year ended December 31, 1999 from $13.2 million for the year ended December 31, 1998. The Company's airtime revenues were affected by its reduced pager purchases in 1999, particularly with respect to the Company's reseller customers, which typically rely on the Company for pager supply in order to add service units to the Company's networks. Conversely, the Company's Direct

Access customers typically are larger companies and have alternative sources of pager supply. Accordingly, while total units in service remained relatively constant at December 31, 1999 (525,622) compared to the prior year (525,274), this reflected an increase of 22.5% in Direct Access units in service and a 13.6% decrease in reseller units in service. Because Direct Access customers supply their own switching, the Company incurs less marginal cost in supplying only airtime, and therefore charges these customers less per unit in service per month than it charges its reseller customers. Accordingly, the increase in Direct Access customers as a percentage of total units in service resulted in a
10.8 % decline in total average revenue per unit ("ARPU") to $1.99 at December 31, 1999.

         Revenues from pager sales decreased by $2.2 million, or 35.2%, to $4.0 million for the year ended December 31, 1999 from $6.2 million for the year ended December 31, 1998. The decrease in revenues from pager sales resulted from a limited amount of working capital available to the Company to purchase pagers in 1999 as discussed above.

         Following completion of the sales of PTS and EPS, management believes the Company currently has sufficient working capital to increase its purchases of pagers, which management further believes will have a positive effect on re-establishing total net unit growth and associated revenues. Further, management does not expect the sales of PTS and EPS to have a material affect on the future revenues of its continuing operations.

Cost of Revenues

         Cost of network services decreased by $328,000, or 3.8%, to $8.3 million for the year ended December 31, 1999 from $8.6 million for the year ended December 31, 1998 and decreased as a percentage of network services revenue to 64.5% for the year ended December 31, 1999 from 65.2% for the year ended December 31, 1998. The decrease in cost of network services is due to continued initiatives to reduce operating costs. In particular, the Company intends to deploy its networking products throughout its own network markets in 2000, which should result in the elimination of leased line telephone circuits and a significant reduction of network operating costs.

         Cost of pager sales decreased by $2.5 million, or 39.5%, to $3.8 million for the year ended December 31, 1999 from $6.2 million for the year ended December 31, 1998, due primarily to the decrease in pager revenue. Cost of pager sales as a percentage of pager sales decreased to 94.4% for the year ended December 31, 1999 from 101% for the year ended December 31, 1998, due primarily to the decreasing cost to the Company of purchasing pagers for resale to its network customers. As part of the Company's marketing programs to attract customers to resell on its networks and due to the competitive pricing of pagers by the industry, the Company sold pagers below its cost in 1997. However, beginning in mid-1997, the Company undertook initiatives to eliminate its pager discounting programs, resulting in a profit from such sales in 1999.

Overhead

         S,G&A decreased by $1.4 million, or 14.1%, to $8.4 million for the year ended December 31, 1999 from $9.8 million for the year ended December 31, 1998, and decreased as a percentage of total revenues to 49.5% for the year ended December 31, 1999 from 50.2% for the year ended December 31, 1998. The decreases in S,G&A were due to certain cost reduction measures during the third quarter of 1999 through employee terminations and due to the increased efficiencies the Company has experienced in supporting a greater service unit mix among Direct Access customers, which tend to add a greater number of service units to the Company's networks, and accordingly, require less customer support. Further, management does not expect the sales of PTS and EPS to have a material affect on the future overhead expenses of its continuing operations.

         Depreciation and amortization decreased by $891,000, or 14.6%, to $5.2 million for the year ended December 31, 1999 from $6.1 million for the year ended December 31, 1998. Depreciation and amortization decreased as a percentage of total revenues to 30.6% for the year ended December 31, 1999 from 31.1% for the year ended December 31, 1998. The decrease is due to the lesser amount of equipment purchased or placed in service during 1998 compared to prior years combined with certain equipment becoming fully depreciated and certain market start-up costs no longer being amortized in 1999.

         Interest expense decreased by $199,000, or 9.9%, to $1.8 million for the year ended December 31, 1999 from $2.0 million for the year ended December 31, 1998. The decrease in 1999 is the result of reductions in total debt outstanding during 1999.

         Net loss from continuing operations before impairment loss and cumulative effect of change in accounting principle for the year ended December 31, 1999 decreased to $10.3 million compared to $12.9 million for the year ended December 31, 1998. The decreased losses are due to increases in gross profit and decreases in SG&A, as described above. At December 31, 1999, an impairment loss of $1.3 million was charged to operations as a write down of the assets recorded by the Company for its previously planned network expansion. There was no impairment loss for the year ended December 31, 1998. The cumulative effect of change in accounting principle for the year ended December 31, 1999 resulting from the write-off of market start-up costs as required by SOP 98-5 was $1.2 million, net of a tax benefit of $623,000, and $0 for the year ended December 31, 1998. The Company also recorded a $4.0 million income tax benefit from the sale of PTS and EPS.

         The net operating loss from discontinued operations, net of tax, for the year ended December 31, 1999 was $153,000 compared to net loss of $2.3 million for the year ended December 31, 1998. The gain on the sales of PTS and EPS, net of income taxes of $5.1 million, for the year ended December 31, 1999 was $4.0 million.

         The net loss attributable to Common Stock for the year ended December 31, 1999 decreased to $8.5 million from $18.2 million for the year ended December 31, 1998. The net loss attributable to Common Stock for 1999 decreased due to decreased operating losses and the gain on the sales of PTS and EPS. This decrease was partially offset for the year by the impairment loss and cumulative effect of adopting the new accounting principle for market entry costs.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues

         Total revenues increased by $1.7 million, or 9.2%, to $19.6 million for the year ended December 31, 1998 from $17.9 million for the year ended December 31, 1997.

         Revenues from network services increased by $748,000, or 6.0%, to $13.2 million for the year ended December 31, 1998 from $12.5 million for the year ended December 31, 1997. Total units in service increased by 70,479, or 15.5%, to 525,274 from 454,795 over the prior year. ARPU decreased by 10.5% to $2.23 at December 31, 1998, due primarily to increases in units in service from Direct Access customers as a percentage of total units in service. In mid-1997, the Company instituted certain initiatives that included an emphasis on marketing to Direct Access customers rather than traditional resellers and efforts to eliminate the product discounting programs that many companies in the industry employed to attract reseller units to their networks. Because Direct Access customers supply their own switching, the Company incurs less marginal cost in supplying only airtime, and therefore charges these customers less per unit in service per month than it charges its reseller customers.

         Revenues from pager sales increased by $714,000, or 13.1%, to $6.2 million for the year ended December 31, 1998 from $5.5 million for the year ended December 31, 1997. The increase in revenues from pager sales resulted from growth in sales of new pagers sold to network customers. As part of the Company's marketing programs to attract customers to resell on its networks and due to the competitive pricing of pagers by the industry, the Company sold pagers below its cost in 1997. However, in mid-1997, the Company undertook initiatives to eliminate its pager discounting programs, resulting in decreased losses in 1998.

Cost of Revenues

         Cost of network services increased by $233,000, or 2.8%, to $8.6 million for the year ended December 31, 1998 from $8.4 million for the year ended December 31, 1997, but decreased as a percentage of network services revenue to 65.2% for the year ended December 31, 1998 from 67.3% for the year ended December 31, 1997. As markets generated increased revenue, the decrease in costs as a percentage of revenue resulted from the fixed nature of many of these expenses.

         Cost of pager sales decreased by $2.4 million, or 27.4%, to $6.2 million for the year ended December 31, 1998 from $8.6 million for the year ended December 31, 1997. Cost of pager sales as a percentage of pager sales decreased to 101% for the year ended December 31, 1998 from 158% for the year ended December 31, 1997 due primarily to the decreasing cost to the Company of purchasing pagers for resale to its network customers.

Overhead

         S,G&A decreased by $2.2 million, or 18.2%, to $9.8 million for the year ended December 31, 1998 from $12.0 million for the year ended December 31, 1997, and decreased as a percentage of total revenues to 50.2% for the year ended December 31, 1998 from 67.0% for the year ended December 31, 1997. The decreases in S,G&A were due to certain cost reduction measures during the second quarter of 1997 through employee terminations and due to the increased efficiencies the Company has experienced in supporting large customers.

         Depreciation and amortization decreased by $119,000, or 1.9%, to $6.1 million for the year ended December 31, 1998 from $6.2 million for the year ended December 31, 1997. Depreciation and amortization decreased as a percentage of total revenues to 31.1% for the year ended December 31, 1998 from 34.6% for the year ended December 31, 1997. The decrease is due to the lesser amount of equipment purchased or placed in service during 1998 compared to prior years combined with certain equipment becoming fully depreciated and certain market start-up costs becoming fully amortized during the year.

         Interest expense, net of capitalized amounts, increased by $769,000, or 61.9%, to $2.0 million for the year ended December 31, 1998 from $1.2 million for the year ended December 31, 1997. The increase in 1998 is the result of the absence of interest capitalization due to the lack of construction related activities in 1998.

         Net loss from continuing operations for the year ended December 31, 1998 decreased $5.4 million to $12.9 million compared to $18.3 million for the year ended December 31, 1997, due to the factors stated above.

         The net loss from discontinued operations for the year ended December 31, 1998 was $2.3 million, compared to net loss of $806,000 for the year ended December 31, 1997.

         The net loss attributable to Common Stock for the year ended December 31, 1998 decreased to $18.2 million from $20.2 million for the year ended December 31, 1997, The net loss attributable to common stock decreased due to the decreased net loss, offset in part by higher accretion and higher dividends on the Class A and Class B Preferred Stock due to both classes being outstanding for most of 1998, whereas 1997 includes only nine months of Class A related charges.

LIQUIDITY AND CAPITAL RESOURCES

Summary of 1999 Events

         The Company began 1999 with a limited amount of working capital and a significant current portion of long-term debt, due primarily to non-compliance with certain of the financial covenants under its senior credit facility. During 1999, the Company corrected this default and repaid the majority of its senior debt. The Company completed a number of transactions in 1999, which led to a substantial strengthening of its financial condition. These events are summarized as follows:

         - On May 28, 1999, the Company completed the sale of PTS and received approximately $4.5 million, consisting of $3.5 million in cash (less holdbacks) and a $1 million credit for maintenance services to be provided by PTS for the Company on its paging networks.

         - On December 10, 1999, the Company completed the sale of EPS and received $14.9 million in cash (less holdbacks.) The Company used approximately $10.9 million of the cash proceeds from the sales of PTS and EPS to reduce its outstanding notes payable, which in combination with other payments during the year, resulted in a total net reduction of $12.5 million in total debt outstanding at December 31, 1999.

         - In December 1999, the Company renewed its senior revolving credit facility, which provides up to $2.0 million of working capital financing and which matures at March 31, 2001.

         Management believes that cash and cash equivalents on hand, together with its senior revolving credit facility described above, will be sufficient to meet the Company's working capital, capital expenditure and debt covenant requirements for the foreseeable future without requiring additional financing.

Background

         From 1995 to 1997, the Company's operating expenses and capital expenditures increased as it pursued its initial strategy of a nationwide expansion of one-way wireless messaging networks, which required upfront capital investment for the installation of transmission equipment and network facilities. In mid-1997, the public market for paging companies fell under tremendous pressure and capital became unavailable for many companies that were similarly pursuing network expansion strategies. In response, the Company halted its nationwide expansion of networks and instituted initiatives aimed at increasing profitability in its existing network markets and reducing its overhead expenses. These initiatives included an emphasis on marketing to Direct Access customers rather than to traditional resellers and efforts to eliminate the product discounting programs that many companies in the industry employed to attract reseller units to their networks. The Company also took deliberate steps to discontinue serving customers that were not profitable relationships for the Company. As a result of these initiatives, during 1998 and 1999, the Company significantly reduced its operating expenses, resulting in reduced net losses, improving cash flows from operations and reduced capital expenditures.

         In pursuing its cost reduction initiatives, the Company developed its advanced networking technologies in order to increase its efficiency as a network operator. The Company's planned deployment of its networking products throughout its network POPs during 2000 is expected to enable a further reduction in monthly operating cash requirements. In addition, because the Company's network engineering personnel internally developed these technology solutions, the Company has not historically made significant incremental investments in research and development.

Capital Resources

         The Company's net cash used in operations reduced to $4.8 million for the year ended December 31, 1999, compared to $6.9 million and $12.0 million for the years ended December 31, 1998, and 1997, respectively. The Company has historically funded its expansion through equity issuances and debt financings.

         In the second quarter of 1997, the Company received a bridge loan of $10.0 million from certain of its stockholders that accrued an interest rate of 10.0% per annum. The Company sold $15 million of Class A Redeemable Preferred Stock (the "Class A Preferred") with warrants to certain stockholders, into which the bridge loan plus accrued interest was converted in full. The Class A Preferred accrues cumulative dividends at a rate of 10.0% of its original principal value per annum. The holders of the Class A Preferred were issued warrants to purchase 11.5 million shares of Common Stock at an exercise price of $1.50 per share. No dividends on the Class A Preferred have been paid as of December 31, 1999, although $3,808,333 has been accrued and is payable in 2002 or after the redemption of the Class B Preferred described below.

         In March 1998, the Company sold $8.0 million of Class B Senior Redeemable Preferred Stock (the "Class B Preferred") with warrants to one institutional investor and certain of its existing stockholders. The Class B Preferred accrues cumulative dividends at a rate of 15.0% of its liquidation value, compounded annually. The holders of the Class B Preferred were issued warrants to purchase 5.4 million shares of Common Stock at an exercise price of $1.50 per share. No dividends on the Class B Preferred have been paid as of December 31, 1999, although $2,285,180 has been accrued and is payable in 2003.

         The Company has purchased certain of its paging network equipment under a vendor financing facility bearing interest at the rate of 12.57%. This credit facility was established in 1996 and this lender has since amended certain terms and conditions. In connection with the sale of EPS in December 1999, this lender amended this facility with respect to the outstanding balance to suspend principal payments until March 31, 2001 (although interest will still be paid). A principal payment of $1 million is due in March 2001, following which monthly principal payments of approximately $124,000 commence in May 2001 and continue until December 2001. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of December 31, 1999, there was $2.0 million outstanding under this facility with no additional availability.

         The Company has purchased certain of its paging network equipment under a secured credit facility from a finance company bearing interest at a rate of 10.0%. This credit facility was established in 1996 and this lender has since amended certain terms and conditions. In connection with the sale of PTS in May 1999, this lender amended this facility with respect to the outstanding balance to suspend principal payments until May 2000 (although interest will still be paid). A principal payment of $613,000 is due in May 2001, following which monthly principal payments of approximately $56,000 continue until February 2003. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. As of December 31, 1999, there was $2.5 million outstanding under this facility with no additional availability.

         During 1999, the Company repaid in full its senior credit facility that was used to finance paging network acquisitions. As of December 31, 1999, the Company had established a $2.0 million revolving credit facility with this financial institution to be used for working capital purposes. The outstanding balance under this facility bears interest at 2% plus the prime rate. Pursuant to an amendment to the credit facility executed in December 1999, interest only is payable monthly in arrears with the principal balance due on March 31, 2001. Borrowings under this facility are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to a variety of issues, including but not limited to a requirement to maintain a minimum balance of cash on hand plus available borrowing capacity. The amount outstanding under this facility as of December 31, 1999 was $1.5 million and there was no additional availability.

         At December 31, 1999, the Company was in compliance with the financial covenants under its credit facilities. The Company may need additional funds in the form of equity, bank debt or other debt financing in the future to execute its business plan and no assurances can be given that if additional funds are required, such funds will be available on terms acceptable to the Company, if at all, and the failure to obtain such funds could have a material adverse effect on the Company. At December 31, 1999, the Company had $5.2 million invested in short-term investment grade securities at various interest rates.

EFFECT OF INFLATION AND SEASONALITY

         Inflation is not a material factor affecting the Company's business. The cost to the Company of purchasing pagers has declined significantly in recent years, and this reduction in cost has been reflected in lower prices charged to the Company's customers and lower cost of pagers to the Company as a percentage of its pager sales. General operating expenses such as salaries, employee benefits, and occupancy costs are subject to normal inflationary pressures.

         Seasonality is not a material factor affecting the Company's business although pager sales are generally higher in the fourth quarter of the year due to higher demand from the Company's customers' subscribers during the holiday season.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are or will be forward-looking, such as statements relating to expansion and other business development activities, future capital expenditures, financing sources and availability and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, uncertainties affecting the wireless industries generally; risks relating to the Company's expansion and other business development activities; risks related to the deployment and feasibility of the Company's new networking technologies and products; risks relating to technological change in the wireless industries; risks associated with the Company's efforts to commercialize and market successfully its networking products, such as the Platform1(TM) and iTerminal(TM) products; the relatively unproven nature of the Company's networking products, which represent a new product line for the Company; challenges to the Company's technologies (such as challenges to the validity of patents on the Company's switching technology); risks relating to the ability of the Company to obtain additional funds in the form of debt or equity (including availability of financing terms acceptable to the Company); fluctuations in interest rates; and the existence of and changes to federal and state laws and regulations. In particular, statements relating to the competitive position and performance of the Company's current and future networking products and their expected performance in the marketplace are forward-looking statements that are subject to risks and uncertainties. The Company operates in a highly competitive marketplace and new product developments by competitors can occur at any time, thereby diminishing the attractiveness of the Company's products. Also, there can be no assurance that the marketplace will find the price and functionality of the Company's products attractive, which also can adversely affect networking product sales.

YEAR 2000 DISCLOSURE

         The "Year 2000" issue was the result of some computer programs being written using two digits instead of four digits to define an applicable year. Time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which could result in miscalculations or system failure. The Year 2000 issue was believed to affect all companies and organizations, including the Company. The Company believes its transition to the Year 2000 has been successful. To date, there have been no internal operational, testing or accounting software problems and no interruptions of service with third parties. The total costs incurred by the Company in capital expenditures, personnel time and other expenses related to the Year 2000 issue was approximately $385,000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company conducts most of its business in the U.S. and, therefore, the Company believes that its exposure to foreign currency exchange rate risk at December 31, 1999 was not material.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Financial Statements of the Company filed as part of this report, which begin on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS

         On October 25, 1999, Ernst & Young LLP resigned as the Company's independent auditors. On January 21, 2000, the Company engaged Grant Thornton LLP as its new independent auditors. Reference is made to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1999 (with respect to the resignation of Ernst & Young LLP), and the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2000 (with respect to the engagement of Grant Thornton
LLP), which are incorporated herein by reference. The foregoing reports indicate that there were no disagreements with these accountants.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company will be set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"). Such information is incorporated herein by reference. Information relating to the executive officers of the Company will be set forth under the caption "Executive Officers of the Company" in the 2000 Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information relating to executive compensation will be set forth under the caption "Executive Compensation" in the 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to ownership of the Company's securities will be set forth under the caption "Stock Ownership" in the 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to transactions and relationships with related parties will be set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 2000 Proxy Statement. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements.

         The following financial statements of the Company and Reports of Independent Auditors are filed as part of this Report pursuant to Item 8.

         Reports of Independent Auditors
         Consolidated Balance Sheets as of December 31, 1998 and 1999 Consolidated Statements of Operations for the years ended December 31,
           1997, 1998 and 1999
         Consolidated Statements of Changes in Stockholders' Equity for the
           years ended December 31, 1997, 1998 and 1999
         Consolidated Statements of Cash Flows for the years ended December 31,
           1997, 1998 and 1999
         Notes to Consolidated Financial Statements

    2.   Financial Statement Schedules.

         The following financial statement schedule of the Company and Reports of Independent Auditors is filed as a part of this Report pursuant to
         Item 8:

         Schedule II - Valuation and qualifying accounts Reports of Independent Auditors

         All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

    3.   Index to Exhibits.


 EXHIBIT NO.      Description
      3.1         Articles of Incorporation of the Company, (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K,
                  no. 0-27658, filed on June 30, 1997)

      3.2 Articles of Amendment to Articles of Incorporation of the Company (creating Class B Senior Redeemable Preferred Stock)
                  (incorporated by reference to Exhibit C of Exhibit 10.35 below)

      3.3 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, No. 0-27658, filed on June 30, 1997)

      4.1         Reference is hereby made to Exhibits 3.1 and 3.2 and 3.3

     10.1* Preferred Networks, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement filed on Form S-1, No. 33-80507)

     10.2* Preferred Networks, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement filed on Form S-1, No. 33-80507)

     10.3(1)* Preferred Networks, Inc. 1995 Stock Option Plan, as amended (incorporated by reference to Exhibit B to the Company's definitive Proxy Statement on Form 14A filed on
                  April 22, 1997)


     10.3(2)*     Preferred Networks, Inc. 1995 Stock Option Plan, as amended
                  (incorporated by reference to Exhibit A to the Company's
                  definitive Proxy Statement on Form 14A filed on April 29,
                  1998)

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

     10.32        Third Amendment to Credit Agreement dated as of April 11,
                  1997, by and among Preferred Networks, Inc., PNI Systems, LLC, and NationsBank, N.A. (South) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K, No. 0-276548, filed on April 15, 1997)

     10.33 Class A Redeemable Preferred Stock Purchase Agreement dated as of May 21, 1997, by and among the Company and Centennial Fund
                  IV, L.P., Saugatuck Capital Company Limited Partnership III,
                  PNC Capital Corp., Fleet Venture Resources, Inc., Fleet Equity
                  Partners VI, L.P., Chisholm Partners II, L.P. and Primus
                  Capital Fund III Limited Partnership (incorporated by reference to Exhibit A to the Company's definitive Proxy
                  Statement on Schedule 14A, filed May 22, 1997)

     10.34        Agreement and Plan of Merger, dated May 21, 1997, by and
                  between Preferred Networks, Inc. and PNI Merger Corp.
                  (incorporated by reference to Exhibit B to the Company's
                  definitive Proxy Statement on Schedule 14A, filed on May 22,
                  1997)

     10.35        Class B Senior Redeemable Stock Purchase Agreement dated as of
                  March 17, 1998, by and among the Company, Alta Communications
                  VI, L.P., Alta Comm S By S, LLC, Centennial Fund IV, L.P., PNC
                  Capital Corp., Saugatuck Capital Company Limited Partnership
                  III, Primus Capital Fund III Limited Partnership, Fleet Equity
                  Partners VI, L.P., Fleet Venture Resources, Inc., T/W Alfred
                  W. Putnam GST Exempt, Anne L. Putnam, Edward B. Putnam,
                  Custodian for Fitzgerald B. Putnam Under the Uniform Transfers to Minor Act, Pennsylvania, Webbmont Holdings L.P., Spotted
                  Dog Farm, L.P., RTM, Inc., Mark H. and Marcia M. Dunaway, and
                  John J. and Sylvia Hurley (incorporated by reference to the Company's Annual Report on Form 10-K for the 1997 fiscal year, filed on March 30, 1998)

     10.36        Fourth Amendment to Credit Agreement dated as of March 19,
                  1998, by and among Preferred Networks, Inc., PNI Systems, LLC, and NationsBank, N.A. (South) (incorporated by reference the Company's Annual Report on Form 10-K for the 1997 fiscal year, filed on March 30, 1998)

     10.37        Amendment to Registration Rights Agreement dated as of June
                  16, 1997 (incorporated by reference to Exhibit E of Exhibit A to the Company's definitive Proxy Statement on Schedule 14A, filed on May 22, 1997)

     10.38        Second Amendment to Registration Rights Agreement dated as of
                  March 17, 1998 (incorporated by reference the Company's Annual
                  Report on Form 10-K for the 1997 fiscal year, filed on March
                  30, 1998)

     10.39 Fifth Amendment to Credit Agreement and waiver dated as of November 12, 1998, by and among the Company, PNI Systems, LLC, and NATIONSBANK, N.A., as successor to NationsBank, N.A.
                  (South) (incorporated by reference to the Quarterly Report filed on Form 10-Q, No. 0-27658, for the quarter ended
                  September 30, 1998)

     10.40 Asset Purchase Agreement, dated as of April 19, 1999, by and among Wireless Services Operating Corporation, Preferred
                  Technical Services, Inc., and the Company (incorporated by reference to Exhibit

                  27 to the Quarterly Report filed on Form 10-Q, No. 0-27658, for the quarter ended March 31,1999)

     10.41        Amendment to Asset Purchase Agreement, dated as of May 20,
                  1999, by and among Wireless Services Operating Corporation ,
                  Preferred Technical Services, Inc., and the Company
                  (incorporated by reference to Exhibit 2.2 to the Current
                  Report on Form 8-K, No. 0-27658, filed on June 14, 1999)

     10.42        Agreement Concerning Amendment to Credit Agreement dated as of
                  May 27, 1999, by and among the Company, PNI Systems, LLC,
                  NationsBank, N.A., and the guarantors party thereto
                  (incorporated by reference to Exhibit 2.3 to the Current
                  Report on Form 8-K, No. 0-27658, filed on June 14, 1999)

     10.43 Modification Agreement by and between the Company and Associates Capital Services Corporation dated May 28, 1999
                  (incorporated by reference to Exhibit 2.4 to the Current
                  Report on Form 8-K, No. 0-27658, filed on June 14, 1999)

     10.44        Share Purchase Agreement between the Registrant and Celestica
                  Corporation dated December 10, 1999 (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K, No. 0-27658, filed on December 22, 1999)

     10.45 Second Agreement Concerning Amendment to Credit Agreement dated as of December 9, 1999 by and among PNI Systems, LLC, the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K,
                  No. 0-27658, filed on December 22, 1999)

     10.46        Agreement Concerning Amendment to Credit Agreement dated as of
                  December 9, 1999 by and between the Registrant and Glenayre
                  Electronics, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, No. 0-27658, filed on
                  December 22, 1999)

     21           Subsidiaries of the Company

     23.1         Consent of Grant Thornton LLP

     23.2         Consent of Ernst & Young LLP

     27.1         Financial Data Schedule (for SEC use only)

     27.2         Restated Financial Data Schedule (for SEC use only)

* Indicates management contract or compensation plan or arrangement.

(b) Reports on Form 8-K.

         On October 29, 1999, the Company filed a Current Report on Form 8-K concerning the resignation of Ernst & Young LLP as the independent accountants for the Company.

         On December 22, 1999, the Company filed a Current Report on Form 8-K relating to the Company's disposition on December 10, 1999 of EPS.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000                By: /s/ Mark H. Dunaway
                                        ------------------------------------
                                        Mark H. Dunaway
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)

Date: March 30, 2000                By: /s/ Kathryn Loev Putnam
                                        ------------------------------------
                                        Kathryn Loev Putnam
                                        Senior Vice President and Chief
                                        Financial Officer (Principal
                                        Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 30, 2000                By: /s/ Mark H. Dunaway
                                        ------------------------------------
                                        Mark H. Dunaway
                                        Chairman of the Board of Directors,
                                        Chief Executive Officer and Director

Date: March 30, 2000                By: /s/ William H. Bang
                                        ------------------------------------
                                        William H. Bang
                                        Director

Date: March 30, 2000                By: /s/ Richard P. Campbell
                                        ------------------------------------
                                        Richard P. Campbell
                                        Director

Date: March 30, 2000                By: /s/ John J. Hurley
                                        ------------------------------------
                                        John J. Hurley
                                        Director

Date: March 30, 2000                By: /s/ Robert M. Van Denga
                                        ------------------------------------
                                        Robert M. Van Denga
                                        Director

Date: March 30, 2000                By: /s/ Robert F. Benbow
                                        ------------------------------------
                                        Robert F. Benbow
                                        Director

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                            PREFERRED NETWORKS, INC.
                           December 31, 1998 and 1999

               Report of Independent Certified Public Accountants







The Board of Directors and Stockholders
Preferred Networks, Inc.


We have audited the accompanying consolidated balance sheets of Preferred Networks, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preferred Networks, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ GRANT THORNTON LLP


Atlanta, Georgia
March 6, 2000

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Preferred Networks, Inc.


We have audited the consolidated balance sheet of Preferred Networks, Inc. as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Since the date of completion of our audit of the accompanying 1998 and 1997 financial statements and initial issuance of our report thereon dated April 15, 1999, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note D and Note H, has sold substantially all of the assets of two wholly-owned subsidiaries and paid off its credit facility. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Preferred Networks, Inc. as of December 31, 1998 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                             /s/ ERNST & YOUNG LLP

Atlanta, Georgia
April 15, 1999, except
for Note D and H as to
which the date is
March 28, 2000.

                            Preferred Networks, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                                      1998             1999
                                                                  -----------      -----------
CURRENT ASSETS
   Cash and cash equivalents                                      $ 6,017,159      $ 5,489,898
   Accounts receivable, less allowance for doubtful accounts
     of $241,844 and $392,731 in 1998 and 1999, respectively        1,519,072        1,532,593
   Inventory                                                        1,728,841          723,888
   Prepaid expenses                                                   136,116          473,968
   Other current assets                                               146,671          813,440
   Current assets of discontinued operations                        5,110,909               --
                                                                  -----------      -----------

       Total current assets                                        14,658,768        9,033,787

PROPERTY AND EQUIPMENT, net
   Continuing operations                                           19,609,065       14,926,475
   Discontinued operations                                          1,946,552               --
OTHER ASSETS
   Goodwill, net                                                    7,424,390        6,855,669
   FCC licenses, net                                                8,838,444        8,146,517
   Other long-term assets, net                                      2,518,586          180,306
   Other assets of discontinued operations, net                     5,036,738               --
                                                                  -----------      -----------
                                                                   23,818,158       15,182,492
                                                                  -----------      -----------


                                                                  $60,032,543      $39,142,754
                                                                  ===========      ===========


The accompanying notes are an integral part of these statements.

       LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

                                                                                         1998             1999
                                                                                    -------------    ------------
CURRENT LIABILITIES
   Accounts payable                                                                $ 2,610,349      $ 1,721,707
   Accrued liabilities                                                               1,025,998        1,050,355
   Accrued salaries                                                                    176,976          270,585
   State taxes payable                                                                      --          500,000
   Current portion of notes payable and capital lease obligations                   18,312,703        1,126,374
   Current liabilities of discontinued operations                                    3,036,800               --
                                                                                   -----------      -----------

       Total current liabilities                                                    25,162,826        4,669,021

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS,
   less current portion
     Continuing operations                                                              30,936        4,942,213
     Discontinued operations                                                           315,010               --

CLASS A PREFERRED STOCK, no par value, $1.50 par shares liquidation preference and redemption price; 13,500,000 shares authorized, 10,000,000 shares issued and outstanding in 1998 and 1999 (including $2,308,333
   and $3,808,333 of undeclared dividends in 1998 and 1999, respectively)           15,879,309       17,802,495

CLASS B SENIOR REDEEMABLE PREFERRED STOCK, no par value, $1 50 per share liquidation preference and redemption price; 5,500,000 shares authorized
   5,333,336 shares issued and outstanding in 1998 and 1999 (including $945,161
   and $2,285,180 of undeclared dividends in 1998 and 1999, respectively)            8,088,693        9,628,081
                                                                                   -----------      -----------

       Total liabilities and redeemable preferred stock                             49,476,774       37,041,810

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 16,500,000 shares authorized;
     none issued and outstanding                                                            --               --
   Common stock, no par value, 100,000,000 shares authorized;
     16,334,377 and 16,369,302 shares issued and outstanding in
     1998 and 1999, respectively                                                    61,458,690       58,643,698
   Accretion of Class A and Class B Redeemable Preferred Stock                        (828,788)      (1,451,345)
   Accumulated deficit                                                             (50,074,133)     (55,091,409)
                                                                                   -----------      -----------
                                                                                    10,555,769        2,100,944
                                                                                   -----------      -----------

                                                                                   $60,032,543      $39,142,754
                                                                                   ===========      ===========

                            Preferred Networks, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,

                                                                       1997               1998               1999
                                                                   ------------       ------------       ------------
Revenues
   Network services                                                $ 12,456,481       $ 13,204,172       $ 12,841,117
   Pager sales                                                        5,458,241          6,171,898          3,999,189
   Other services                                                            --            190,777            193,199
                                                                   ------------       ------------       ------------
       Total revenues                                                17,914,722         19,566,847         17,033,505

Costs of revenues
   Network services                                                   8,378,751          8,612,145          8,284,191
   Pager sales                                                        8,603,231          6,245,636          3,777,252
   Other services                                                            --                 --             10,107
                                                                   ------------       ------------       ------------
       Total costs of revenues                                       16,981,982         14,857,781         12,071,550
                                                                   ------------       ------------       ------------

       Gross margin                                                     932,740          4,709,066          4,961,955

Selling, general and administrative expenses                         12,000,551          9,818,215          8,429,605
Other expenses                                                          277,708                 --             18,523
Impairment loss                                                              --                 --          1,339,830
Depreciation and amortization                                         6,213,395          6,094,758          5,204,309
                                                                   ------------       ------------       ------------

       Operating loss                                               (17,558,912)       (11,203,907)       (10,030,312)

Interest expense                                                     (1,241,298)        (2,010,178)        (1,811,241)
Interest income                                                         454,605            351,384            172,910
                                                                   ------------       ------------       ------------

       Net loss from continuing operations before income
         tax benefit and discontinued operations                    (18,345,605)       (12,862,701)       (11,668,643)

Income tax benefit                                                           --                 --          4,000,000
                                                                   ------------       ------------       ------------
       Net loss from continuing operations                          (18,345,605)       (12,862,701)        (7,668,643)

Discontinued operations
   Operating loss from discontinued operations                         (806,153)        (2,328,734)          (152,696)
   Gain on disposal of subsidiaries, net of taxes
   of $5,123,000                                                             --                 --          4,013,460
                                                                   ------------       ------------       ------------
       Income (loss) from discontinued operations                      (806,153)        (2,328,734)         3,860,764

Cumulative effect of change in accounting principle,
   net of tax benefit of $623,000                                            --                 --         (1,209,397)
                                                                   ------------       ------------       ------------

       Net Loss                                                     (19,151,758)       (15,191,435)        (5,017,276)

Accretion of redeemable preferred stock                                (245,726)          (583,062)          (622,557)
Redeemable preferred stock dividend requirements                       (808,333)        (2,445,161)        (2,840,019)
                                                                   ------------       ------------       ------------

       Net loss attributable to common stock                       $(20,205,817)      $(18,219,658)      $ (8,479,852)
                                                                   ============       ============       ============

                            Preferred Networks, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,

                                                                      1997                1998               1999
                                                                   ------------       ------------       ------------
Net loss per share of common stock
   Loss from continuing operations before cumulative
     effect of change in accounting principle                      $      (1.21)      $      (0.98)      $      (0.68)
   Income (loss) from discontinued operations                             (0.05)             (0.14)              0.23
   Cumulative effect of change in accounting principle                       --                 --              (0.07)
                                                                   ------------       ------------       ------------

                                                                   $      (1.26)      $      (1.12)      $      (0.52)
                                                                   ============       ============       ============
Weighted average number of common shares used
   in calculating net loss per share of common stock                 16,059,637         16,257,586         16,362,126
                                                                   ============       ============       ============

Pro forma net loss assuming accounting principle
   is applied retroactively                                        $(19,674,646)      $(14,984,144)      $ (3,184,879)
Pro forma net loss attributable to Common Stock
   assuming change in accounting principle is
   applied retroactively                                           $(20,728,705)      $(18,012,367)      $ (6,647,455)
Pro forma net loss per share                                       $      (1.29)      $      (1.11)      $      (0.41)








The accompanying notes are an integral part of these statements.

                            Preferred Networks, Inc.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            Years ended December 31,

                                        Common                                       Accretion of
                                        Stock       Additional        Common          Redeemable
                                       ($.0001       Paid-in          Stock           Preferred      Accumulated
                                         Par)        Capital         (No par)           Stock          Deficit          Total
                                       -------     ------------     -----------      ------------    ------------     ------------
Balance at December 31, 1996           $ 1,529     $ 56,312,399     $        --      $        --     $(15,730,940)    $ 40,582,988
Corporation reincorporation             (1,529)     (56,312,399)     56,313,928               --               --               --
Issuance of 828,613 shares of common
   stock pursuant to acquisitions           --               --       5,179,989               --               --        5,179,989
Issuance of 74,000 shares of common
   stock pursuant to Directors'
   Restricted Stock Award Plan              --               --          95,703               --               --           95,703
Issuance of common stock warrants           --               --       1,930,963               --               --        1,930,963
Non-cash stock option compensation          --               --         181,915               --               --          181,915
Accretion of Class A Redeemable
   Preferred Stock                          --               --              --         (245,726)              --         (245,726)
Undeclared dividends on Class A
   Redeemable Preferred Stock
   ($.08 per share)                         --               --        (808,333)              --               --         (808,333)
Exercise of options                         --               --           6,808               --               --            6,808
Net loss                                    --               --              --               --      (19,151,758)     (19,151,758)
                                       -------     ------------     -----------      -----------     ------------     ------------
Balance at December 31, 1997                --               --      62,900,973         (245,726)     (34,882,698)      27,772,549

Accretion of Class A Redeemable
   Preferred Stock                          --               --              --         (423,188)              --         (423,188)
Undeclared dividends on Class A
   Redeemable Preferred Stock
   ($0.15 per share)                        --               --      (1,500,000)              --               --       (1,500,000)
Accretion of Class B Redeemable
   Preferred Stock                          --               --              --         (159,874)              --         (159,874)
Undeclared dividends on Class B
   Redeemable Preferred Stock
   ($0.18 per share)                        --               --        (945,161)              --               --         (945,161)
Issuance of common stock warrants           --               --         810,000               --               --          810,000
Exercise of options                         --               --         192,878               --               --          192,878
Net loss                                    --               --              --               --      (15,191,435)     (15,191,435)
                                       -------     ------------     -----------      -----------     ------------     ------------

Balance at December 31, 1998                --               --      61,458,690         (828,788)     (50,074,133)      10,555,769
Accretion of Class A Redeemable
   Preferred Stock                          --               --              --         (423,187)              --         (423,187)
Undeclared dividends on Class A
   Redeemable Preferred Stock
   ($0.15 per share)                        --               --      (1,500,000)              --               --       (1,500,000)
Accretion of Class B Redeemable
   Preferred Stock                          --               --              --         (199,370)              --         (199,370)
Undeclared dividends on Class B
   redeemable Preferred Stock
   (0.18 per share)                         --               --      (1,340,019)              --               --       (1,340,019)
Issuance of 34,925 shares of common
   stock pursuant to employee stock
   purchase plan                            --               --           9,277               --               --            9,277
Vesting of 21,000 shares to Directors       --               --          15,750               --               --
                                                                                                                            15,750
Net loss                                    --               --              --               --       (5,017,276)      (5,017,276)
                                       -------     ------------     -----------      -----------     ------------     ------------

Balance at December 31, 1999           $    --     $         --     $58,643,698      $(1,451,345)    $(55,091,409)    $  2,100,944
                                       =======     ============     ===========      ===========     ============     ============

The accompanying notes are an integral part of this statement.

                            Preferred Networks, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                                       1997               1998               1999
                                                                   ------------       ------------       ------------
Cash flows from operating activities:
   Net loss                                                        $(19,151,758)      $(15,191,435)      $ (5,017,276)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Operating loss from discontinued operations                      806,153          2,328,734            152,696
       Depreciation and amortization                                  6,213,394          6,094,758          5,204,309
       Loss on disposal of property and equipment                        33,193            (38,951)             4,552
       Impairment loss                                                       --                 --          1,339,830
       Maintenance services from sale of PTS                                 --                 --            583,331
       Gain on disposal of subsidiaries                                      --                 --         (8,636,460)
       Cumulative effect of change in accounting principle                   --                 --          1,832,397
       Bad debt expense                                                 614,778            413,756            395,938
       Stock option compensation expense                                277,618             66,323             25,016
       Changes in operating assets and liabilities:
         Accounts receivable                                         (1,013,034)           326,903           (409,459)
         Inventory                                                    3,181,295           (351,628)         1,004,953
         Prepaid expenses and other current assets                      294,462            (45,837)        (1,005,816)
         Accounts payable                                            (2,112,444)           699,599           (888,642)
         Accrued liabilities                                         (2,034,049)           218,450            524,357
         Accrued salaries                                                84,433           (280,859)            93,609
                                                                   ------------       ------------       ------------
           Net cash used in continuing operating activities         (12,805,959)        (5,760,187)        (4,796,665)
           Net cash provided by (used in) discontinued
              operations                                                778,569         (1,150,298)               883
                                                                   ------------       ------------       ------------
           Net cash used in operating activities                    (12,027,390)        (6,910,485)        (4,795,782)

Cash flows from investing activities:
   Purchases of equipment                                            (2,890,621)          (263,584)          (159,939)
   Purchases of equipment for discontinued operations                  (965,474)          (506,125)          (151,752)
   Purchase of other assets and FCC licenses                         (1,599,876)          (432,398)          (156,514)
   Payment for acquisitions, net of cash acquired                   (10,509,544)                --                 --
   Net proceeds from sale of subsidiary                                      --                 --         17,238,625
                                                                   ------------       ------------       ------------
           Net cash provided by (used) in investing activities      (15,965,515)        (1,202,107)        16,770,420

                            Preferred Networks, Inc.

                            Years ended December 31,

                                                                      1997                1998               1999
                                                                   ------------       ------------       ------------
Cash flows from financing activities:
   Proceeds from borrowings                                          10,000,000          1,450,000          1,447,136
   Payments of borrowings                                            (1,861,875)        (1,847,906)       (13,722,222)
   Issuance of Redeemable Preferred Stock                             2,902,064          6,983,656                 --
   Issuance of common stock upon exercise of stock options                6,808            126,555                 --
   Issuance of common stock warrants                                  1,930,963            810,000                 --
                                                                   ------------       ------------       ------------
           Net cash used by financing activities of
              continuing operations                                  12,977,960          7,522,305        (12,275,086)
           Net cash used by financing activities
              of discontinued operations                                     --                 --           (226,813)
                                                                   ------------       ------------       ------------
           Net cash provided by financing activities                 12,977,960          7,522,305        (12,501,899)

Net decrease in cash and cash equivalents                           (15,014,945)          (590,287)          (527,261)

Cash and cash equivalents, beginning of year                         21,622,391          6,607,446          6,017,159
                                                                   ------------       ------------       ------------

Cash and cash equivalents, end of year                             $  6,607,446       $  6,017,159       $  5,489,898
                                                                   ============       ============       ============



The accompanying notes are an integral part of these statements.

                            Preferred Networks, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998



NOTE A - NATURE OF OPERATIONS

    1.  Nature of Operations

    Preferred Networks, Inc. (the "Company") provides outsourcing services to the wireless industry primarily in the United States. The Company commenced operations in 1991 as a carrier's carrier of one-way paging networks, whereby the Company's customers purchase and resell the Company's network services to their subscribers. In July 1996, the Company acquired Preferred Technical Services, Inc. ("PTS"), a provider of wireless network equipment installation, maintenance and engineering services. This subsidiary was sold during 1999. In December 1996, the Company acquired EPS Wireless, Inc. ( "EPS"), a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services. This subsidiary was sold during 1999. During 1999, the Company completed development of its intelligent, high-speed switching technology. The Company shipped its first beta units in 1999 and has begun shipments of commercial products in the first quarter of 2000. With the introduction of its networking products, the Company is evolving into a developer and supplier of advanced communications hardware and software products. However, the Company is at an early stage of development of its networking products business and substantially all of its revenues and costs are currently derived from its network services business.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Company's significant accounting policies are summarized as follows:

    1.  Accounting Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    2.  Principles of Consolidation

    The Company has formed wholly-owned subsidiaries and limited liability companies to execute certain business transactions. All significant intercompany activity has been eliminated.

                           Preferred Networks, Inc.

                          December 31, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    3.  Revenue Recognition

    The Company recognizes revenue on network services when the service is provided. Revenue from the sale of pagers and cellular products is recognized when the product is shipped. Other service revenue consists primarily of miscellaneous fees charged to Direct Access Customers related to maintenance of customer equipment at Company TCC's. Revenue on equipment sales is recorded upon shipment. No one customer provided more than 10% of revenue during 1997, 1998 and 1999.

    4.  Cash and Cash Equivalents

    The Company considers short-term investments with original maturity dates of 90 days or less at date of purchase to be cash equivalents. Short-term investments are carried at cost plus accrued interest, which approximates fair market value.

    5.  Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are held with two financial institutions. Accounts receivable represent trade receivables and are unsecured. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral to support customer receivables. The Company is at risk to the extent such amounts become uncollectible. The Company provides an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. At December 31, 1999, approximately 16% of accounts receivable was with one customer.

    6.  Inventory

    Inventory consists primarily of new pagers and to a lesser extent at December 31, 1999, parts for networking products. The amounts are stated at the lower of cost or market, with cost of new product and repair parts being determined under the first-in, first-out (FIFO) method and the cost of refurbished products being determined principally by use of the specific identification method. Inventory has been reduced to market value at both December 31, 1998 and 1999.

    7.  Property and Equipment

    Property and equipment, including items financed through notes payable and capital leases, is stated at cost including capitalized interest on eligible assets. Interest capitalized in 1997, 1998 and 1999 totaled $781,381, $0, and $0, respectively. The Company depreciates its property and equipment over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated useful lives range from five to seven years.

                            Preferred Networks, Inc.

                           December 31, 1999 and 1998



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    8.  FCC Licenses

    Federal Communications Commission ("FCC") licenses consist of costs associated with the purchases of licenses and license application fees. These amounts are being amortized over a 15-year period, using the straight-line method. Accumulated amortization at December 31, 1998 and 1999 totaled $1,558,327 and $2,251,448, respectively.

    9.  Goodwill

    Goodwill represents the excess purchase price over the fair value of the assets acquired in various acquisitions. Goodwill is amortized using the straight-line method over 15 years. At December 31, 1998 and 1999, accumulated amortization was $1,105,291, and $1,674,011, respectively.

    10. Other Assets

    At December 31, 1998, other assets included deposits with creditors and market entry costs. In 1999, market entry costs in the amount of $1,832,397 were expensed and included in the caption "cumulative effect of change in accounting principle" in accordance with the Accounting Standards Executive Committee's Statement of Position 98-5, Reporting on the costs of Start-Up Activities ("SOP 98-5"). At December 31, 1999, other assets consists of deposits with creditors. Accumulated amortization for other assets at December 31, 1998 and 1999 totaled $2,680,135, and $0, respectively.

    11. Impairment of Long-Lived Assets

    Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting For The Impairment Of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No impairment charge was recorded in 1997 and 1998. In 1999, the Company recorded an impairment charge of $1,339,909 related to the write down of certain assets located in geographical markets where the Company no longer intends to operate. In accordance with SFAS No. 121, the impairment charge was taken at the time the Company made the decision not to pursue its expansion plans to these markets, which was December 31, 1999.

    12. Advertising Expenses

    The Company expenses all advertising expenses as incurred. Advertising expense for the years ended December 31, 1997, 1998 and 1999 was $51,580, $17,105 and $7,861, respectively.

                            Preferred Networks, Inc.

                           December 31, 1999 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    13. Income Taxes

    The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

    14. Stock-Based Compensation

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Effective in 1995, the Company adopted the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 required that companies that do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (see Note K).

    15. Net Loss Per Share

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

                                                                           1997              1998            1999
                                                                       ------------      ------------      ------------
    Common stock options                                                  1,705,989         2,467,168         1,303,788
    Common stock warrants                                                11,922,353        17,322,353        17,322,353
    Unvested restricted stock                                                60,000            69,000            42,000
                                                                       ------------      ------------      ------------

    Total securities                                                     13,688,342        19,858,521        18,668,141
                                                                       ============      ============      ============

                            Preferred Networks, Inc.

                           December 31, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    15. Statements of Cash Flows

    The Company paid interest, net of amounts capitalized, of approximately $1,162,816, $2,010,773 and $1,811,241 during the years ended December 31,
    1997, 1998 and 1999, respectively.

    During 1997, 1998 and 1999, the Company purchased property and equipment of approximately $3,248,000, $229,000 and $0, respectively, through the issuance of notes payable and under capital leases. During 1998, the Company sold approximately $350,000 in property and equipment in exchange for the assumption of approximately $350,000 in debt.

    16. Fair Value of Financial Instruments

    The Company's financial instruments include cash and cash equivalents and notes payable. Estimates of fair value of these instruments are as follows:

    Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value due to the relatively short maturity of these instruments.

    Notes payable - The carrying amount of the Company's notes payable approximate fair value based on borrowing rates currently available to the Company for borrowings with comparable terms and conditions.

    17. Reclassifications

    Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform to the 1999 presentation.


NOTE C - ADOPTION OF NEW ACCOUNTING STANDARD

    In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires entities to charge to expense start-up costs, including organization costs, as incurred. In addition, SOP 98-5 requires a write-off of any previously capitalized start-up or organizational costs, to be reported as a cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 effective January 1, 1999 and wrote off the unamortized amount of its market entry costs at January 1, 1999 in the amount of $1,832,397.

                            Preferred Networks, Inc.

                           December 31, 1999 and 1998


NOTE D - DISCONTINUED OPERATIONS

    On May 28, 1999, the Company sold substantially all of the assets of its wholly-owned subsidiary, Preferred Technical Services ("PTS"), a provider of wireless network equipment installation, maintenance and engineering services. Under the terms of the purchase agreement, the Company received $3,088,625 in proceeds from the sale and a $1 million credit for maintenance services to be provided by PTS to the Company on its paging networks. At December 31, 1999, approximately $417,000 of this credit remains unused and is included as prepaid expenses in the accompanying consolidated balance sheet. The Company recognized a gain on the sale of PTS in the amount of $1,187,928. As the operations of this subsidiary represented a separate segment, operating results for this subsidiary for all periods presented have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

    On December 10, 1999, the Company sold its wholly-owned subsidiary EPS Wireless, Inc. ("EPS"), a provider of paging and cellular product repair services, sales of new used, and refurbished paging and cellular products and inventory management services. The Company received $14.9 million in proceeds from this sale subject to a holdback of $750,000 to be paid on or about June 10, 2000. The holdback amount is included as other receivables on the consolidated balance sheet. The Company recognized a gain on the sale of EPS in the amount of $7,448,532. As the operations of this subsidiary represented a separate segment, operating results for this subsidiary for all periods presented have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

    Summary operating results of the discontinued network engineering and maintenance services segment and the pager and cellular product repair services, sales and inventory management segment are as follows:

                                                                            1997             1998              1999

                                                                       ------------      ------------      ------------
    Revenue:
      Network engineering and maintenance                              $  2,361,351      $  3,992,277      $  3,016,552
      Product repair and sales                                           15,705,483        15,567,218        14,904,923
                                                                       ------------      ------------      ------------
                                                                         18,066,834        19,559,495        17,921,475
                                                                       ------------      ------------      ------------
    Costs and expenses:
      Network engineering and maintenance                                 2,310,968         3,893,380         3,078,871
      Product repair and sales                                           16,562,019        17,994,849        14,995,300
                                                                       ------------      ------------      ------------
                                                                         18,872,987        21,888,229        18,074,171
                                                                       ------------      ------------      ------------

      Operating loss from discontinued operations                      $   (806,153)     $ (2,328,734)     $   (152,696)
                                                                       ============      ============      ============

                            Preferred Networks, Inc.

                           December 31, 1999 and 1998


NOTE D - DISCONTINUED OPERATIONS - Continued

   Assets and liabilities of the discontinued network engineering and maintenance services segment and the pager and cellular product repair services, sales and inventory management segment are included in the consolidated balance sheets as assets and liabilities of discontinued operations and are made up as follows:

                                                                                   1998                1999
                                                                               -----------          ----------
Current assets of network engineering and maintenance                          $ 1,809,249          $       --
Current assets of product repair and sales                                       3,301,660                  --
                                                                               -----------          ----------
    Net current assets of discontinued operations                                5,110,909                  --

Property and equipment, net of network engineering and maintenance               1,111,053                  --
Property and equipment, net of product repair and sales                            835,499                  --
Other assets of network engineering and maintenance                                639,025                  --
Other assets of product repair and sales                                         4,397,713                  --
                                                                               -----------          ----------

    Total assets of discontinued operations                                    $12,094,199          $       --
                                                                               ===========          ==========

Current liabilities of network engineering and maintenance                     $   949,836          $       --
Current liabilities of product repair and sales                                  2,086,964                  --
                                                                               -----------          ----------

    Total current liabilities of discontinued operations                         3,036,800                  --

Notes payable and capital leases of product repairs and sales                      315,010                  --
                                                                               -----------          ----------

    Total liabilities of discontinued operations                               $ 3,351,810          $       --
                                                                               ===========          ==========

NOTE E - LIQUIDITY AND OPERATIONS

   The Company operates in the wireless communications industry, which has experienced and continues to experience significant challenges including competing technologies, shifts in customers' strategies, changes in the FCC regulatory environment, and limited sources of capital. As a result, the Company is continually required to address these and other matters in its business strategy and operations.

   Since its March 1996 initial public offering, the Company has invested approximately $62 million in building its network infrastructure, acquiring FCC licenses and other paging networks, and acquiring related companies. As a result of this expansion and the development of the Company's business and the overall wireless industry, the Company has experienced net losses and negative cash flows, and future cash flows have been difficult to project.

                            Preferred Networks, Inc.

                           December 31, 1999 and 1998


NOTE E - LIQUIDITY AND OPERATIONS - Continued

   The Company's projections include significant growth in revenues, from existing products and services and also from new switching technologies which it has recently developed, and improved profitability due to greater utilization of the existing base of assets. The Company's business plan may change, or unforeseen events may occur, requiring the Company to raise additional funds. Additionally, the Company may consider selling certain assets. The amounts of funds required by the Company will depend on many factors, including successful sales of the Company's new networking products and the expected cost savings to the Company in its own networks resulting from the deployment of its networking products. The outcome of the uncertainties surrounding the Company and the industry are difficult to predict. These uncertainties could effect the Company's ability to recover the carrying value of its long-lived assets from its future cash flows and operations, although management's current projections indicate that such values will be recovered. Currently, generally accepted accounting principles require companies to assess future cash flows and record impairment losses on long-lived assets based on estimates of future cash flows if insufficient to recover the carrying values. Should the Company's future projections not materialize, the Company could experience an impairment of its long-lived assets requiring a charge to its income statement. As of December 31, 1999, the Company had $30 million in net book value of long-lived assets, including property and equipment, FCC licenses, and goodwill.


NOTE F - ACQUISITIONS

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

   The following unaudited pro forma summary presents the consolidated results of operations as if the 1997 acquisition described above had occurred on January 1, 1997, and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future. Pro forma results are not presented for 1998, as all acquisitions occurred prior to 1998.

                                                                                        1997
                                                                                   -------------

   Net revenue (from continuing operations)                                        $  18,360,594
                                                                                    ============

   Net loss                                                                        $ (19,174,424)
                                                                                    ============

   Net loss per common share                                                       $       (1.26)
                                                                                    ============

                            Preferred Networks, Inc.

                           December 31, 1998 and 1999


NOTE G - PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                                              1998                   1999
                                                                           ----------             ----------

        Network services equipment                                         $21,477,731            $22,202,480
        Computer equipment                                                   2,111,866              1,212,483
        Other equipment                                                        328,774              1,326,156
        Vehicles                                                                    --                     --
        Furniture and fixtures                                                 553,567                548,186
        Construction in progress                                             3,781,871              1,813,642
        Leasehold improvements                                                 951,799                817,023
                                                                            ----------             ----------
                                                                            29,205,608             27,919,970
                                                                            (9,596,543)            12,993,495)

                                                                           $19,609,065            $14,926,475
                                                                           ===========            ===========

   At December 31, 1998 and 1999 substantially all property and equipment is pledged as collateral under various notes payable and capital lease obligations. Depreciation expense was approximately $3,498,719, $3,951,932 and $3,822,466 for the years ended December 31, 1997, 1998 and 1999, respectively.

   Construction in progress represents equipment acquired, but not yet placed in service. The Company expects to utilize such equipment in its future operations, as the market condition and capital availability permit.
   These amounts are not being depreciated.


NOTE H - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                                                                              1998                1999
                                                                                          ------------        ------------

    Revolving credit facility with a financial institution; maximum borrowings of $2,000,000 at December 31, 1999 bearing interest at prime plus 2%
      (10.25% at December 31, 1999). Due and payable on March 31, 2001; secured
      by certain assets of the Company                                                    $ 10,504,879        $  1,537,513

    Line of credit with equipment manufacturer, maximum borrowings are outstanding at December 31, 1999, bearing interest at the rate of 12.57%
      at December 31, 1999                                                                   4,930,501           1,972,784

                            Preferred Networks, Inc.

                           December 31, 1998 and 1999


NOTE H - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS - Continued

                                                                                        1998                 1999
                                                                                     ----------           ----------

        Notes payable to finance company bearing interest at the rate of 10%
          payable in various monthly installments of principal and interest with maturity dates through 2003; secured by
          paging equipment                                                            3,055,651            2,452,727

        Amounts due under capital leases for equipment due in various
          monthly installments until 2001, secured by the related equipment             542,407              105,563
                                                                                     ----------           ----------
                                                                                     19,033,438            6,068,587
        Less portion included in current liabilities of discontinued operations        (374,789)                  --
        Less current portion                                                        (18,312,703)          (1,126,374)
                                                                                     ----------           ----------

        Long-term debt                                                               $  345,946           $4,942,213
                                                                                     ==========           ==========

   In March 1998, the Company amended its revolving credit facility to increase its availability for working capital purposes for a total facility of $11.0 million and to extend the maturity, with monthly installments of principal of approximately $120,800 beginning in February 1999, with the remaining principal balance due in July 2000. Due to the non-compliance with certain financial covenants at December 31, 1998, all of the debt except capital lease obligations was classified as current as of December 31, 1998. In December 1999, in conjunction with its sale of a subsidiary, the Company paid off this credit facility and replaced it with a new revolving facility, which allows for maximum borrowings of $2,000,000. The amount available under this facility at December 31, 1999 was $462,487. The Company also amended its loan covenant requirements and as a result, the Company was in compliance with its single remaining loan covenant requiring a minimum cash balance of $3.1 million at December 31, 1999. This minimum cash requirement decreases to $1.1 million at December 31, 2000.

   As of December 31, 1999, approximate future principal maturities of notes payable and capital lease obligations for each of the next five years are as followings:

     Year ended December 31,
         2000                                               $   1,126,374
         2001                                                   4,252,445
         2002                                                     608,156
         2003                                                      81,612
                                                             ------------

                                                            $   6,068,587
                                                            =============

                            Preferred Networks, Inc.

                           December 31, 1998 and 1999


NOTE I - STOCKHOLDERS' EQUITY

   Preferred Stock

   In June 1997, the Company issued 10.0 million shares of Class A Redeemable Preferred Stock (the "Class A Preferred") and warrants to purchase up to
   11.5 million shares of common stock for a total purchase price of $15.0 million. Dividends accrue at the rate of 10% per annum and are cumulative. The Class A Preferred may be redeemed at any time at the option of the Company at a price equal to $1.50 per share plus accrued dividends. If the holder so demands and after redemption of the Class B Senior Redeemable Preferred Stock described below, five years from the date of issuance, the Class A Preferred must be redeemed by the Company at a price equal to $1.50 per share plus accrued dividends. Each warrant is exercisable for five years following the issuance of the Class A Preferred and entitles the holder to purchase one share of common stock for $1.50 per share subject to possible downward adjustment based on any private placement of the Company's preferred or common stock for less than $1.50 per share. A portion of the warrants may be canceled by the Company in the event of an early redemption of all of the Class A preferred. The Class A preferred is recorded at cost, net of expenses, plus $4,900,434 in undeclared dividends and accretion.

   Class B Senior Redeemable Preferred Stock

   In March 1998, the Company issued 5,333,336 shares of Class B Senior Redeemable Preferred Stock (the "Class B Preferred") and warrants to purchase up to 5.4 million shares of common stock for a total purchase price of $8 million. Dividends accrue at the rate of 15% per annum, are cumulative and compound annually. The Class B preferred may be redeemed at any time at the option of the Company at a price equal to $1.50 per share plus accrued dividends and if the holder so demands, five years from the date of issuance, the Class B Preferred must be redeemed by the Company at a price equal to $1.50 per share plus accrued dividends. In the event of redemption of the Class A Preferred, the Company must simultaneously redeem the Class B Preferred. Each warrant is exercisable for five years following the issuance of the Class B Preferred and entitles the holder to purchase one share of common stock for $1.50 per share subject to possible downward adjustment based on any private placement of the Company's preferred or common stock for less than $1.50 per share. A portion of the warrants may be canceled by the Company in the event of an early redemption of all of the Class B Preferred. The Class B Preferred is recorded at cost, net of expenses, plus $2,644,424 in undeclared dividends and accretion.

   Common Stock Warrants

   In addition to the warrants issued in conjunction with the Class A Preferred and Class B Preferred described above, the Company has other warrants outstanding. At December 31, 1999, the Company had outstanding warrants to purchase up to 183,750 shares of common stock at $1.50 per share, exercisable until November 15, 2009, and warrants to purchase 238,603 shares of common stock at $4.24 per share, exercisable until June 2005.

                            Preferred Networks, Inc.

                           December 31, 1998 and 1999

NOTE J - STOCKHOLDERS' EQUITY - Continued

   Restricted Stock

   The Company has a Non-Employee Directors' Restricted Stock Award Plan which provides for awards of common stock to the non-employee directors upon election to the board or every five years. In 1998 and 1999, the directors were issued 25,000 and 0 shares, respectively. The Company is recognizing the expense related to this issuance over the vesting period, which ends in 2001 through 2003. The related expense recognized was immaterial in both years. At December 31, 1998 and 1999, 69,000 and 42,000, shares were unvested, respectively.


NOTE K - STOCK  PLANS

   As of December 31, 1999, the Company has five stock plans (the 1992, 1994, and 1995 Stock Option Plans, the 1995 Employee Stock Purchase Plan, and the 1995 Non-Employee Directors' Restricted Stock Award Plan). In 1994, the Board of Directors voted to discontinue the granting of any additional options under the 1992 Stock Option Plan.

   The Company has both incentive stock options and nonqualified stock options outstanding, with varying vesting schedules. As of December 31, 1999, 4,410,613 shares of common stock were reserved for issuance under the five plans, of which 3,106,825 were available for future option grants and restricted stock awards. A summary of the Company's stock option activity and related information is as follows:

                                                                                   Range of      Weighted average
                                                           Number of shares     exercise prices   exercise prices
                                                          underlying options       per share         per share
                                                          ------------------    ---------------  ----------------

Outstanding at December 31, 1996                               1,151,753         $0.97 - $10.61       $  3.99
  Granted                                                      1,366,626         $2.25 - $ 6.50       $  2.83
  Exercised                                                       (7,018)        $0.97                $  0.97
  Forfeited                                                     (304,886)        $0.97 - $10.61       $  4.71
  Canceled                                                      (500,486)        $6.00 - $10.61       $  7.31
                                                               ---------

Outstanding at December 31, 1997                               1,705,989         $0.97 - $10.61       $  1.97
  Granted                                                      1,256,601         $0.69 - $ 2.13       $  1.55
  Exercised                                                      (95,774)        $0.97 - $ 1.50       $  1.30
  Forfeited                                                     (307,982)        $0.97 - $ 6.50       $  2.74
  Canceled                                                       (91,666)        $2.13 - $ 2.50       $  2.40
                                                               ---------

                            Preferred Networks, Inc.

                           December 31, 1998 and 1999


NOTE K - STOCK  PLANS - Continued

                                                                                             Range of           Weighted average
                                                                     Number of shares     exercise prices       exercise prices
                                                                   underlying options        per share             per share
                                                                   ------------------     ---------------       --------------

  Outstanding at December 31, 1998                                       2,467,168        $0.69 - $10.61        $         2.57
    Granted                                                                     --                    --                    --
    Exercised                                                                   --                    --                    --
    Forfeited                                                           (1,047,900)       $0.69 - $10.61        $         2.98
    Canceled                                                              (115,480)       $2.13 - $ 2.50        $         2.30
                                                                    --------------

  Outstanding at  December 31, 1999                                      1,303,788        $0.69 - $ 2.50        $         1.83
                                                                    ==============        ==============        ==============


  Exercisable at December 31, 1997                                         369,833        $0.97 - $10.61        $         1.36
                                                                    ==============        ==============        ==============

  Exercisable at December 31, 1998                                         550,360        $0.97 - $10.61        $         2.36
                                                                    ==============        ==============        ==============

  Exercisable at December 31, 1999                                       1,065,358        $0.69 - $ 2.50        $         1.89
                                                                    ==============        ==============        ==============

   Additional information regarding stock options by range of exercise prices as of December 31, 1999 is as follows:

                             Options Outstanding             Options Exercisable
                        --------------------------------------------------------
                        Number of      Weighted Average         Weighted Average    Number of
     Exercise Price      Options        Exercise Price           Contract Life       Options        Exercise Price
     --------------     ---------      ----------------         ---------------     ---------       --------------

     $0.68 - $0.97        211,479          $0.75                     7.48             105,479          $0.82
     $1.50 - $2.50      1,092,309           2.04                     7.13             959,879           2.00
                        ---------           ----                     ----           ---------           ----

     Total or average   1,303,788          $1.83                     7.18           1,065,358          $1.89
                        =========           ====                     ====           =========           ====

   As a part of certain employee terminations in 1997, the Company modified the terms of the terminated employees' stock options to purchase 187,143 shares of common stock, to immediately fully vest these options and to extend the exercise period that the terminated employees have to exercise the options.

                            Preferred Networks, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1999



NOTE K - STOCK PLANS - Continued

   Pro Forma Information

   Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a minimum value option valuation method for options granted prior to the IPO and a Black-Scholes option valuation model for options granted after the IPO with the following weighted-average assumptions for 1997 and 1998, respectively:
   a risk-free interest rate of 6.20% and 5.64%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 78% and 99%; and a weighted-average expected life of the option of 4 years. No options were granted in 1999.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

   The weighted average fair value of options granted in 1997, and 1998 is $1.75 and $1.53 per share, respectively. No options were granted in 1999.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                      1997                1998           1999
                                                                 ---------------     -------------  -------------

     Pro forma net loss                                         $  (19,297,820)   $ (16,028,422)    $ (5,631,250)
     Pro forma net loss per share of common stock               $        (1.27)   $       (1.17)    $      (0.56)

                            Preferred Networks, Inc.

                           December 31, 1998 and 1999


NOTE L - INCOME TAXES

     The components of income tax expense (benefit) from continuing operations are:

        Year ended December 31,             1997         1998           1999
                                          --------     --------      -----------
          Current -- Federal              $     --     $     --      $(4,000,000)
          Deferred                              --           --               --
                                          --------     --------      -----------
                                          $     --     $     --      $(4,000,000)
                                          ========     ========      ===========

     Income taxes have been allocated between continuing operations and other items in accordance with SFAS No. 109, Accounting for Income Taxes. The net loss from continuing operations includes the related tax benefit; remaining income taxes have been allocated to the cumulative effect of change in accounting principle and the gain on disposal of subsidiaries, including taxes related to approximately $5,000,000 of non-deductible goodwill and $500,000 of state taxes currently payable.

     For the year ended December 31, 1999, net operating loss carryforwards of approximately $1,700,000 will be utilized to offset currently taxable income. Deferred tax assets arising from the net operating loss carryforwards had been fully offset by a valuation allowance as of December 31, 1998. As of December 31, 1999, the Company has net operating loss carryforwards of approximately $56,000,000 for federal income tax purposes. Such carryforwards, which expire at various dates through 2018, could be available to reduce future federal taxable income subject to limitations resulting from substantial changes in the Company's ownership.

         The significant components of the Company's deferred tax assets and liabilities are:

                                                          1998           1999
                                                       -----------    -----------
     Deferred tax assets
       Net operating loss carryforwards                $21,861,730    $21,234,978
       Accounts receivable allowance                       288,098        149,081
       Inventory reserves                                  202,837         67,476
       Vacation accrual                                    102,686         36,161
       Other                                                12,480          9,500
                                                       -----------    -----------
                                                        22,467,831     21,497,196
     Valuation allowance                               (20,017,710)   (19,569,543)
     Deferred tax liabilities
       Accumulated depreciation                         (1,754,542)    (1,927,653)
       Market entry costs                                 (695,579)            --
                                                       -----------    -----------
     Net deferred assets                               $        --    $        --
                                                       ===========    ===========

     The net change in the valuation allowance for deferred tax assets was an increase (decrease) of $8,078,609, $5,990,069 and ($448,167) in 1997, 1998
     and 1999, respectively.


     The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory rates to income tax expense is:

                                                   1997          1998           1999
                                                 -------       --------       --------
     Tax at federal statutory rate                (34.0)%       (34.0)%        (34.0)%
     State taxes, net of federal tax benefit       (4.0)         (4.0)          (4.0)
     Nondeductible expenses                         1.0           1.1             --
     Effect of valuation allowance                 37.0          36.9            4.0
                                                  -----         -----          -----
                                                     --%           --%         (34.0)%
                                                  =====         =====          =====

                            Preferred Networks, Inc.

                           December 31, 1998 and 1999



NOTE M - COMMITMENTS

   The Company leases sites and other facilities for its transmitters, terminals and other equipment and also leases office space under noncancellable operating leases which expire at various dates. As of December 31, 1999, approximate minimum annual rental payments required by these operating leases are as follows:

     Year ending December 31,

               2000                                                                $   3,133,440
               2001                                                                    1,555,700
               2002                                                                      875,730
               2003                                                                      504,072
               2004                                                                      392,807
               Thereafter                                                                458,011
                                                                                    ------------

                                                                                   $   6,919,760
                                                                                   =============

   Rental expense for the years ended December 31, 1997, 1998 and 1999 was approximately $4.1 million, $3.6 million and $3.6 million, respectively.

   As of December 31, 1999, the Company had three letters of credit outstanding for $290,000. These letters of credit expire in 2000, and are collateralized by certificates of deposit of $302,000.


NOTE N - RELATED PARTY TRANSACTIONS

   During 1997, 1998 and 1999, the Company recognized revenues of approximately $5,553, $0 and $0, respectively, from network services and product sales, from entities owned by its stockholders. During 1997, 1998 and 1999, the Company expensed $104,000, $0, and $0, respectively, for services purchased (including purchase, installation and maintenance costs and site lease expense) from entities owned by related parties.


NOTE O - EMPLOYEE BENEFIT PLAN

   The Company provides a 401(k) plan that provides retirement benefits to substantially all employees at least 21 years of age with at least 90 days of continuous service. The Company is required to match 10% of each participant's contributions up to 1% of their salary or may make contributions at the discretion of the Board of Directors, subject to statutory limitations. The Company's contributions were not material in 1997, 1998 or 1999.

                            Preferred Networks, Inc.

                           December 31, 1998 and 1999


NOTE P - SEGMENT INFORMATION

   In 1998, the Company's three reportable industry segments were: (i) one-way wireless networks, whereby companies purchase non-branded, wholesale network services from the Company for resale to their customers (through its PNI Access Services Division); (ii) network engineering and maintenance services, supporting one-way and two-way wireless technologies (through Preferred Technical Services, Inc.) and (iii) pager and cellular product repair services, product sales and inventory management and fulfillment through EPS Wireless, Inc.) These industry segments were all operating in separate, one hundred percent owned, subsidiaries. During 1999, the Company sold two of its subsidiaries and as a result, at December 31, 1999, the Company is operating only through its PNI Access Services Division with the other previous year industry segments included as discontinued operations.

               Report of Independent Certified Public Accountants
                                 on Schedule II








Board of Directors
Preferred Networks, Inc.


In connection with our audit of the consolidated financial statements of Preferred Networks, Inc. and Subsidiaries referred to in our report dated March 6, 2000, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited
Schedule II for the year ended December 31, 1999. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein as of and for the year ending December 31, 1999.


                                       /s/ GRANT THORNTON LLP


Atlanta, Georgia
March 6, 2000

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Preferred Networks, Inc.

We have audited the consolidated financial statements of Preferred Networks, Inc. as of December 31, 1998, and for each of the two years in the period ended December 31, 1998, and have issued our report thereon dated April 15, 1999, except for Note D and Note H as to which the date is March 28, 2000. Our audits also included the financial statement schedule listed in Item 14 (a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the 1998 and 1997 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
April 15, 1999, except for Note D and Note H as to which the date is March 28, 2000.

                            Preferred Networks, Inc.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             Column A                                      Column B          Column C          Column D          Column E
          --------------                                --------------    --------------    ---------------   --------------


                                                                            Additions
                                                          Balance at        Charged to                         Balance at
                                                          Beginning         Costs and         Deductions          End of
             Description                                  of Period          Expenses       Describe (1)(2)       Period
             -----------                                --------------    --------------    ---------------   --------------

Year ended December 31, 1999
   Reserve and allowance deducted from
     Asset accounts
       Allowance for doubtful accounts                  $      241,844    $      395,938    $      245,051    $      392,731
       Valuation allowance of deferred taxes            $   20,017,710    $           --    $      448,167    $   19,569,543


Year ended December 31, 1998
   Reserve and allowance deducted from
     Asset accounts
       Allowance for doubtful accounts                  $      553,080    $      413,756    $      724,992    $      241,844
       Valuation allowance of deferred taxes                14,027,641         5,990,069                --        20,017,710


Year ended December 31, 1997
   Reserve and allowance deducted from
     Asset accounts
       Allowance for doubtful accounts                  $      227,476    $      614,778    $      289,174    $      553,080
       Valuation allowance of deferred taxes                 5,949,032         8,078,609                --        14,027,641

(1) - Bad Debt write offs.

(2) - Column C-2 "Charged to other accounts" has been omitted as the response is "none".