Form 10-Q
period 2000-03-31
PREFERRED NETWORKS INC
filed 2000-05-05
CIK 893335

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

                         Commission File Number: 0-27658


                            PREFERRED NETWORKS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       GEORGIA                             58-1954892
            ------------------------------           ----------------------
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)           Identification Number)


                       850 Center Way, Norcross, GA 30071
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (770) 582-3500
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                           if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,544,417 shares of common stock, no par value, as of April 25, 2000.

                            PREFERRED NETWORKS, INC.

                               INDEX TO FORM 10-Q



                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets for March 31, 2000
                    (Unaudited) and December 31, 1999........................................      3

                    Condensed Consolidated Statements of Operations for the
                    three months ended March 31, 2000 and 1999 (Unaudited)...................      4

                    Condensed Consolidated Statements of Cash Flows for the three
                    months ended March 31, 2000 and 1999 (Unaudited).........................      5

                    Notes to Condensed Consolidated Financial Statements (Unaudited).........      6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................................      7

         Item 3.    Quantitative and Qualitative Disclosure of Market Risk...................     10

PART II. OTHER INFORMATION

         Item 5.    Exhibits and Reports on Form 8-K.........................................     11


                    Signatures...............................................................     11




                            PREFERRED NETWORKS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,        December 31,
                                                                                                2000              1999
                                                                                           ------------       ------------
                                                                                           (Unaudited)
                                     ASSETS
Current assets
   Cash and cash equivalents ........................................................      $  4,965,648       $  5,489,898
   Accounts receivable, net .........................................................         1,718,758          1,532,593
   Inventory ........................................................................           804,794            723,888
   Prepaid expenses and other current assets ........................................         1,065,937          1,287,408
                                                                                           ------------       ------------
     Total current assets ...........................................................         8,555,137          9,033,787

Property and equipment, net .........................................................        14,037,899         14,926,475
Goodwill net ........................................................................         6,716,412          6,855,669
FCC licenses, net ...................................................................         7,973,661          8,146,517
Other assets, net ...................................................................           146,408            180,306
                                                                                           ------------       ------------
                                                                                           $ 37,429,517       $ 39,142,754
                                                                                           ============       ============
                    LIABILITIES, REDEEMABLE PREFERRED STOCK,
                            AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .................................................................      $  1,518,870       $  1,721,707
   Accrued liabilities ..............................................................         1,029,618          1,050,355
   Accrued compensation .............................................................           225,734            270,585
   State taxes payable ..............................................................           500,000            500,000
   Current portion of notes payable and capital lease obligations ...................         4,038,423          1,126,374
                                                                                           ------------       ------------
     Total current liabilities ......................................................         7,312,645          4,669,021

Notes payable and capital lease obligations, less current portion ...................         2,251,566          4,942,213

Class A Redeemable Preferred Stock, no par value, $1.50 per Share redemption price; 13,500,000 shares authorized, 10,000,000 shares issued and outstanding
   (including $4,181,284 and $3,808,333 of undeclared dividends in 2000 and 1999,
   respectively) ....................................................................        18,281,243         17,802,495

Class B Senior Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 5,500,000 shares authorized, 5,333,336 shares issued and outstanding (including $2,636,957 and $2,285,180 of undeclared dividends
   in 2000 and 1999, respectively) ..................................................        10,029,703          9,628,081
                                                                                           ------------       ------------
     Total liabilities and Redeemable Preferred Stock ...............................        37,875,157         37,041,810

Stockholders' equity
   Common Stock, no par value, 100,000,000 shares authorized
     in 2000 and 1999; 16,544,417 and 16,369,302 issued and
     outstanding in 2000 and 1999, respectively .....................................        58,226,298         58,643,698
   Accretion of  Redeemable Preferred Stock .........................................        (1,606,987)        (1,451,345)
   Accumulated deficit ..............................................................       (57,064,951)       (55,091,409)
                                                                                           ------------       ------------
     Total Stockholders' equity .....................................................          (445,640)         2,100,944
                                                                                           ------------       ------------
                                                                                           $ 37,429,517       $ 39,142,754
                                                                                           ============       ============

            See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                    -----------------------------
                                                                                         2000              1999
                                                                                    ------------       ------------
Revenues
     Network services ........................................................      $  2,936,601       $  3,306,154
     Pager sales .............................................................           818,835          1,589,835
     Networking products .....................................................            69,491                 --
     Other services ..........................................................            37,756             53,848
                                                                                    ------------       ------------
              Total revenues .................................................         3,862,683          4,949,837

Costs of revenues
     Network services ........................................................         1,979,020          2,125,363
     Pager sales .............................................................           719,622          1,507,839
     Networking products .....................................................            97,458                 --
     Other services ..........................................................             1,119              2,567
                                                                                    ------------       ------------
              Total costs of revenues ........................................         2,797,219          3,635,769
                                                                                    ------------       ------------
Gross margin .................................................................         1,065,464          1,314,068

Selling, general and administrative expenses .................................         1,601,948          2,621,767
Depreciation and amortization ................................................         1,299,903          1,226,284
                                                                                    ------------       ------------
              Operating loss .................................................        (1,836,387)        (2,533,983)
Interest expense .............................................................          (163,172)          (483,750)
Interest income ..............................................................            26,017             37,161
Net loss from continuing operations before cumulative effect of change in
     accounting principle ....................................................        (1,973,542)        (2,980,572)
Net loss from discontinued operations, net of income tax .....................                --            (59,841)
Cumulative effect of change in accounting principle ..........................                --         (1,832,398)
              Net loss .......................................................      $ (1,973,542)      $ (4,872,811)

Accretion of Redeemable Preferred Stock ......................................          (155,631)          (155,642)
Redeemable Preferred Stock dividend requirements .............................          (724,728)          (675,000)
                                                                                    ------------       ------------
              Net loss attributable to Common Stock ..........................      $ (2,853,901)      $ (5,703,453)
                                                                                    ============       ============
Net income (loss) per share of Common Stock from:
              Continuing operations before cumulative effect of change in
                 accounting principle ........................................      $      (0.17)      $      (0.24)
              Discontinued operations, net of income tax .....................                --              (0.00)
              Cumulative effect of change in accounting principle ............                --              (0.11)
Net loss per share of Common Stock ...........................................      $      (0.17)      $      (0.35)

Weighted average number of common shares used in calculating net loss per
     share of Common Stock ...................................................        16,401,418         16,265,377




            See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                  -----------------------------
                                                                                     2000               1999
                                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations ........................................      $(1,973,542)      $(4,872,811)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Cumulative effect of change in accounting principle .....................               --         1,832,398
   Depreciation and amortization ...........................................        1,299,903         1,226,301
   Maintenance services from sale of PTS ...................................          249,999                --
   Bad debt expense ........................................................          109,355           117,213
   Stock option and restricted stock grant compensation expense ............           16,582            16,590
   Changes in operating assets and liabilities:
        Accounts receivable ................................................         (261,623)          192,464
        Inventory ..........................................................          (80,906)          850,195
        Prepaid expenses and other assets ..................................          (28,524)         (108,370)
        Accounts payable ...................................................         (203,195)          243,166
        Accrued liabilities ................................................          (20,804)          135,605
        Accrued compensation ...............................................          (44,850)           17,375
                                                                                  -----------       -----------
   Net cash used in operating activities by continuing operations ..........         (937,605)         (349,874)
   Net cash used in operating activities by discontinued operations ........               --          (612,816)
                                                                                  -----------       -----------
   Net cash used in operating activities ...................................         (937,605)         (962,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment .....................................................          (98,793)         (183,441)
Purchases of equipment for discontinued operations .........................               --           (80,708)
Purchases of other assets and FCC licenses .................................               --               719
                                                                                  -----------       -----------
   Net cash used by investing activities ...................................          (98,793)         (263,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings ...................................................          450,000           492,136
Repayments of borrowings ...................................................         (228,598)         (451,277)
Issuance of Common Stock upon exercise of stock options ....................          290,746                --
                                                                                  -----------       -----------
   Net cash provided by financing activities of continuing operations ......          512,148            40,868
   Net cash used in financing activities of discontinued operations ........               --          (226,813)
                                                                                  -----------       -----------
   Net cash provided (used) by financing activities ........................          512,148          (185,945)

Net increase (decrease) in cash and cash equivalents .......................         (524,250)       (1,412,065)
Cash and cash equivalents, beginning of period .............................        5,489,898         6,017,159
                                                                                  -----------       -----------
Cash and cash equivalents, end of period ...................................      $ 4,965,648       $ 4,605,094
                                                                                  ===========       ===========



            See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

1.   THE COMPANY

     Preferred Networks, Inc. (the "Company") is a developer and supplier of advanced networking hardware and software products for companies that operate in the wireless, fixed network and Internet marketplaces. These products provide companies with greater processing efficiencies, cost savings, and an open platform to bring them closer to their customers through unified service offerings. The Company is at an early stage of development of its networking products business. In early 2000, the Company began shipments to customers of its first networking products and is making a series of additional product introductions. The Company also owns and operates one-way wireless messaging networks in the Eastern United States and provides unbranded, wholesale network services to companies. Substantially all of its revenues are currently derived from its network services business, which it has operated since 1991.

2.   BASIS FOR PRESENTATION

     The interim condensed consolidated financial information contained herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and includes in the opinion of management, all adjustments, which are of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These financial statements and related notes should be read in conjunction with the financial statements and notes as of December 31, 1999, included in the Company's Annual Report on Form 10-K (File No. 0-27658). Results of operations for the periods presented herein are not necessarily indicative of results to be expected for the full year or any other interim period.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. There were no significant federal or state income taxes paid or refunded for the three months ended March 31, 2000 and 1999.

4.   DISCONTINUED OPERATIONS

     On May 28, 1999, the Company sold substantially all of the assets of its wholly-owned subsidiary, Preferred Technical Services ("PTS"), a provider of wireless network equipment installation, maintenance and engineering services. Under the terms of the purchase agreement, the Company received $3,088,625 in proceeds from the sale and a $1 million credit for maintenance services to be provided by PTS to the Company on its paging networks. At March 31, 2000, approximately $167,000 of this credit remains unused and is included as prepaid expenses in the accompanying consolidated balance sheet. The Company recognized a gain on the sale of PTS in the amount of $1,187,928. As the operations of this subsidiary represented a separate segment, operating results for this subsidiary for all periods presented have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

     On December 10, 1999, the Company sold its wholly-owned subsidiary EPS Wireless, Inc. ("EPS"), a provider of paging and cellular product repair services, sales of new, used, and refurbished paging and cellular products and inventory management services. The Company received $14.9 million in proceeds from this sale subject to a holdback of $750,000 to be paid on or about June 10, 2000. The holdback amount is included as other receivables on the consolidated balance sheet. The Company recognized a gain on the sale of EPS in the amount of $7,448,532. As the operations of this subsidiary represented a separate segment, operating results for this subsidiary for all periods presented have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

                            PREFERRED NETWORKS, INC.



5.   ADOPTION OF NEW ACCOUNTING STANDARD

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

6.   SEGMENT INFORMATION

     In its continuing operations, the Company operates its business as one reportable segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

In this section, the Company makes reference to "EBITDA" which represents earnings before interest expense, interest income, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the telecommunications industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles ("GAAP")), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the three months ended March 31, 2000 and 1999, respectively, as a percentage of total revenues.

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                               --------------------
                                                                                 2000          1999
                                                                               ------        ------
Revenues
   Network services ..........................................................   76.0%         66.8%
   Pager sales ...............................................................   21.2          32.1
   Networking products .......................................................    1.8            --
   Other services ............................................................    1.0           1.1
                                                                               ------        ------
     Total revenues ..........................................................  100.0         100.0
Cost of revenues
   Network services ..........................................................   51.2          42.9
   Pager sales ...............................................................   18.6          30.5
   Networking products .......................................................    2.5            --
   Other services ............................................................    0.0           0.1
                                                                               ------        ------
     Total cost of revenues ..................................................   72.3          73.5
                                                                               ------        ------
Gross margin .................................................................   27.7          26.5
Selling, general and administrative expenses .................................   41.5          53.0
Depreciation and amortization ................................................   33.7          24.8
                                                                               ------        ------
     Operating loss ..........................................................  (47.5)        (51.3)
Interest expense .............................................................   (4.2)         (9.8)
Interest income ..............................................................    0.6           0.9
Net loss from continuing operations before cumulative effect of change in
     accounting principle ....................................................  (51.1)        (60.2)
Net income (loss) from discontinued operations, net of income tax ............     --          (1.2)
Cumulative effect of change in accounting principle ..........................     --         (37.0)
                                                                               ------        ------
Net loss .....................................................................  (51.1)%       (98.4)%
EBITDA .......................................................................  (13.8)%       (26.5)%
                                                                               ======        ======


                            PREFERRED NETWORKS, INC.


RESULTS OF OPERATIONS

REVENUES

Total revenues decreased by $1.1 million, or 22.0%, to $3.9 million for the three months ended March 31, 2000 from $4.9 million for the three months ended March 31, 1999. The decrease was primarily due to decreased pager sales, resulting from a limited amount of working capital available to the Company to purchase inventory during 1999 for pager sales, as further discussed in "Liquidity and Capital Resources".

Revenues from network services decreased by $370,000, or 11.2%, to $2.9 million for the three months ended March 31, 2000 from $3.3 million for the three months ended March 31, 1999. The Company's airtime revenues were affected by its reduced pager purchases in 1999, particularly with respect to the Company's reseller customers, which typically rely on the Company for pager supply in order to add service units to the Company's networks. Accordingly, the lower pager sales during 1999 resulted in a decline in total units in service to 495,476 at March 31, 2000, compared to 543,496 at March 31, 1999. In addition, because the Company's Direct Access customers, which supply their own switching, typically have their own sources of pagers, this customer base was less affected by the decline in pager sales, and accordingly, Direct Access units in service increased as a percentage of revenues to 46.4% of total units in service, compared to 41.4% at March 31, 1999. Because the Company incurs less marginal cost in supplying only airtime to Direct Access customers, it therefore charges these customers less per unit in service per month than it charges its reseller customers. Accordingly, total average revenue per unit ("ARPU") declined to $1.94 at March 31, 2000 compared to $2.06 March 31, 1999.

Revenues from pager sales decreased by $771,000, or 48.5%, to $819,000 for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999. The decrease in revenues from pager sales resulted from a limited amount of working capital available to the Company to purchase pagers in 1999 as discussed above. Following completion of the sales of PTS and EPS, management believes the Company currently has sufficient working capital to increase its purchases of pagers, which management further believes will have a positive effect on re-establishing total net unit growth and associated revenues. However, management also believes that it may take several quarters to increase its pagers sales to the higher levels achieved prior to the working capital shortage that occurred during 1999.


During the three months ended March 31, 2000, the Company began shipments of the first units of its iTerminal(TM) networking product. Total networking product revenues for the period were $69,000. The Company expects to generate increased revenues from such sales in the second quarter of 2000 and expects to begin shipments of its Platform1(TM) modular switch and its iLink TNPP Internet router.

COST OF REVENUES

Cost of network services decreased by $146,000, or 6.9%, to $2.0 million for the three months ended March 31, 2000 from $2.1 million for the three months ended March 31, 1999. The decrease in cost of network services is due to continued initiatives to reduce operating costs. The Company also intends to deploy its networking products throughout its own network markets in 2000, which should result in the elimination of leased line telephone circuits and a further reduction of network operating costs.

Cost of pager sales decreased by $788,000, or 52.3%, to $720,000 for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999, due primarily to the decrease in pager sales.

Cost of networking products for the three months ended March 31, 2000 was $97,000. The majority of this expense represents an allocation of existing S,G&A expenses that had previously been included in research and development costs and are now associated with the delivery of commercial products. Due to the limited sales associated with the Company's initial shipments of networking products, this relatively fixed expense allocation exceeded the networking product revenues for the period. However, the Company expects that its future increases in networking product shipments and associated revenue will result in positive gross profit after these allocated expenses.

                            PREFERRED NETWORKS, INC.



OVERHEAD

S,G&A expenses decreased by $1.0 million, or 37.7%, to $1.6 million for the three months ended March 31, 2000 from $2.6 million for the three months ended March 31, 1999, and decreased as a percentage of total revenues to 41.5% for the three months ended March 31, 2000 from 53.0% for the three months ended March 31, 1999. The decreases in S,G&A were due to certain cost reduction measures during the third quarter of 1999 through employee terminations and due to the increased efficiencies the Company has experienced in supporting a greater service unit mix among Direct Access customers, which tend to add a greater number of service units to the Company's networks, and accordingly, require less customer support.

Depreciation and amortization increased by $74,000, or 6.0%, to $1.3 million for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999. Interest expense decreased by $320,000, or 66.3%, to $163,000 for the three months ended March 31, 2000 from $484,000 for the three months ended March 31, 1999. The decrease in interest expense is the result of reductions in total debt outstanding during 1999.

Net loss from continuing operations before cumulative effect of change in accounting principle decreased by $1 million or 33.8% for the three months ended March 31, 2000 to $2.0 million compared to $3.0 million for the three months ended March 31, 1999. The cumulative effect of change in accounting principle for the three months ended March 31, 1999 resulting from the write-off of market start-up costs as required by SOP 98-5 was $1.8 million.

The net loss attributable to Common Stock for the three months ended March 31, 2000 decreased to $2.9 million from $5.7 million for the three months ended March 31, 1999. The net loss attributable to Common Stock for 2000 decreased due to decreased operating losses and the cumulative effect of adopting the new accounting principle for market entry costs in January 1999.

LIQUIDITY AND CAPITAL RESOURCES

BACKGROUND

The Company began 1999 with a limited amount of working capital and a significant current portion of long-term debt, due primarily to non-compliance with certain of the financial covenants under its senior credit facility. During 1999, the Company corrected this default and repaid the majority of its senior debt. The Company completed a number of transactions in 1999, which led to a substantial strengthening of its financial condition.
These events are summarized as follows:

o On May 28, 1999, the Company completed the sale of PTS and received approximately $4.5 million, consisting of $3.5 million in cash (less holdbacks) and a $1 million credit for maintenance services to be provided by PTS for the Company on its paging networks.

o On December 10, 1999, the Company completed the sale of EPS and received $14.9 million in cash (less holdbacks).

o The Company used approximately $10.9 million of the cash proceeds from the sales of PTS and EPS to reduce its outstanding notes payable, which in combination with other payments during the year, resulted in a net reduction of $12.5 million in total debt outstanding during the 1999 fiscal year.

o In December 1999, the Company renewed its senior revolving credit facility, which provides up to $2.0 million of working capital financing and which matures at March 31, 2001.

CAPITAL RESOURCES

The Company's net cash used in operations was $938,000 for the three months ended March 31, 2000, compared to $963,000 for the three months ended March 31, 1999. Of the $938,000 of cash used in operations for the three months ended March 31, 2000, $160,000 represents one-time transaction expenses associated with the sale of EPS, which were due and payable in 2000. The majority of the remainder of the cash used in operations was due to

                            PREFERRED NETWORKS, INC.



management of accounts receivable and accounts payable, which was expected following the completion of the restructuring events in December 1999, and due to less pager inventory on hand at December 31, 1999 compared to December 31, 1998, which resulted in more purchases of pagers in the first quarter of 2000 compared to the first quarter of 1999.

At March 31, 2000, the Company was in compliance with the financial covenants under its credit facilities. The Company may need additional funds in the form of equity, bank debt or other debt financing in the future to execute its business plan. The Company has historically funded its expansion through equity issuances and debt financings; however, no assurances can be given that if additional funds are required, such funds will be available on terms acceptable to the Company, if at all, and the failure to obtain such funds could have a material adverse effect on the Company. At March 31, 2000, the Company had $4.5 million invested in short-term investment grade securities at various interest rates.

Management believes that cash and cash equivalents on hand, together with its senior revolving credit facility described above, will be sufficient to meet the Company's working capital, capital expenditure and debt covenant requirements for the foreseeable future without requiring additional financing. However, the Company intends to pursue additional capitalization strategies, which may include but are not limited to retiring its preferred stock that becomes redeemable in 2002 and 2003, refinancing its senior revolving credit facility that matures in March 2001, and raising additional growth capital.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There have been no significant changes since December 31, 1999. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            PREFERRED NETWORKS, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit:


     27   Financial Data Schedule (For SEC use only)

(b)  Reports on Form 8-K:

     On January 27, 2000, the Company engaged Grant Thornton LLP as its new independent accountant as of January 21, 2000.

     On February 25, 2000, the Company filed a Current Report on Form 8-K/A relating to the Company's disposition of EPS on December 10, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PREFERRED NETWORKS, INC.




Date:  May 5, 2000         By: /s/ Mark H. Dunaway
                               -------------------------------------------------
                               Mark H. Dunaway
                               Chief Executive Officer




Date:  May 5, 2000         By: /s/ Kathryn Loev Putnam
                               -------------------------------------------------
                               Kathryn Loev Putnam
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer and
                               Principal Accounting Officer)