Form 10-Q
period 2000-06-30
PREFERRED NETWORKS INC
filed 2000-08-04
CIK 893335

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                       ------------  ------------

                         Commission File Number: 0-27658
                            PREFERRED NETWORKS, INC.
             (Exact name of Registrant as Specified in its Charter)

                  GEORGIA                                   58-1954892
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

                              Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,544,417 shares of common stock, no par value, as of July 24, 2000.

                            PREFERRED NETWORKS, INC.

                               INDEX TO FORM 10-Q



PART I.                  FINANCIAL INFORMATION                                                      PAGE
                                                                                                   NUMBER
                                                                                                   ------

              Item 1.    Financial Statements


                         Condensed Consolidated Balance Sheets for June 30, 2000
                         (Unaudited) and December 31, 1999......................................      3


                         Condensed Consolidated Statements of Operations for the
                         three and six months ended June 30, 2000 and 1999 (Unaudited)..........      4


                         Condensed Consolidated Statements of Cash Flows for the six
                         months ended June 30, 2000 and 1999 (Unaudited)........................      5


                         Notes to Condensed Consolidated Financial Statements (Unaudited).......      6

              Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations..............................................      8


              Item 3.    Quantitative and Qualitative Disclosure of Market Risk.................     11


PART II.                 OTHER INFORMATION

              Item 4.    Submission of Matters to a Vote of Security Holders....................     12

              Item 6.    Exhibits and Reports on Form 8-K.......................................     12


                         Signatures.............................................................     12

                            PREFERRED NETWORKS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         JUNE 30,             DECEMBER 31,
                                                                                           2000                   1999
                                                                                       ------------           ------------
                                                                                       (UNAUDITED)
                                                        ASSETS
Current assets
   Cash and cash equivalents ................................................          $  3,802,999           $  5,489,898
   Accounts receivable, net .................................................             1,795,643              1,532,593
   Inventory ................................................................               945,890                723,888
   Prepaid expenses and other current assets ................................                96,837              1,287,408
                                                                                       ------------           ------------
     Total current assets ...................................................             6,641,369              9,033,787

Property and equipment, net .................................................            13,083,785             14,926,475
Goodwill net ................................................................             6,577,155              6,855,669
FCC licenses, net ...........................................................             7,815,659              8,146,517
Other assets, net ...........................................................               176,409                180,306
                                                                                       ============           ============
                                                                                       $ 34,294,377           $ 39,142,754
                                                                                       ============           ============

                                        LIABILITIES, REDEEMABLE PREFERRED STOCK,
                                               AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .........................................................          $  1,299,857           $  1,721,707
   Accrued liabilities ......................................................             1,211,963              1,050,355
   Accrued compensation .....................................................               113,227                270,585
   State taxes payable ......................................................                    --                500,000

   Current portion of notes payable and capital lease obligations ...........             3,713,737              1,126,374
                                                                                       ------------           ------------
     Total current liabilities ..............................................             6,338,784              4,669,021

Notes payable and capital lease obligations, less current portion ...........             1,894,367              4,942,213

Class A Redeemable Preferred Stock, no par value, $1.50 per
   share redemption price; 13,500,000 shares authorized,
   10,000,000 shares issued and outstanding (including $4,556,284 and
   $3,808,333 of undeclared dividends in 2000 and 1999, respectively) .......            18,762,040             17,802,495

Class B Senior Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 5,500,000 shares authorized,
   5,333,336 shares issued and outstanding (including $2,981,946 and
   $2,285,180 of undeclared dividends in 2000 and 1999, respectively) .......            10,424,548              9,628,081
                                                                                       ------------           ------------
     Total liabilities and Redeemable Preferred Stock .......................            37,419,739             37,041,810

Stockholders' equity
   Common Stock, no par value, 100,000,000 shares authorized
     in 2000 and 1999; 16,544,417 and 16,369,302 issued and
     outstanding in 2000 and 1999, respectively .............................            57,522,879             58,643,698
   Accretion of  Redeemable Preferred Stock .................................            (1,762,629)            (1,451,345)
   Accumulated deficit ......................................................           (58,885,612)           (55,091,409)
                                                                                       ------------           ------------
     Total stockholders' equity .............................................            (3,125,362)             2,100,944
                                                                                       ------------           ------------
                                                                                       $ 34,294,377           $ 39,142,754
                                                                                       ============           ============

            See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED           SIX MONTH ENDED
                                                                                     JUNE 30,                    JUNE 30,
                                                                            --------------------------  --------------------------
                                                                                2000          1999          2000          1999
                                                                            ------------  ------------  ------------  ------------
Revenues
  Network services ........................................................ $  2,712,071  $  3,365,419  $  5,648,672  $  6,671,573
  Pager sales .............................................................      791,190       852,806     1,610,025     2,442,641
  Networking products .....................................................      189,409            --       258,900            --
  Other services ..........................................................       66,907        48,871       104,665       102,719
                                                                            ------------  ------------  ------------  ------------
           Total revenues .................................................    3,759,577     4,267,096     7,622,262     9,216,933

Costs of revenues
  Network services ........................................................    1,839,401     2,019,139     3,818,421     4,144,502
  Pager sales .............................................................      664,350       819,965     1,383,972     2,327,803
  Networking products .....................................................      112,070            --       209,528            --
  Other services ..........................................................          133         1,196         1,252         3,763
                                                                            ------------  ------------  ------------  ------------
           Total costs of revenues ........................................    2,615,954     2,840,300     5,413,173     6,476,068
                                                                            ------------  ------------  ------------  ------------
Gross margin ..............................................................    1,143,623     1,426,796     2,209,089     2,740,865

Selling, general and administrative expenses ..............................    1,616,159     2,424,849     3,218,105     5,046,616
Depreciation and amortization .............................................    1,261,599     1,135,816     2,561,501     2,362,100
                                                                            ------------  ------------  ------------  ------------
           Operating loss .................................................   (1,734,135)   (2,133,869)   (3,570,517)   (4,667,851)
Interest expense ..........................................................     (162,333)     (489,856)     (325,506)     (973,606)
Interest income ...........................................................       75,111        19,166       101,128        56,327
Gain/(loss) on asset disposal .............................................           --       (74,520)           --       (74,520)
                                                                            ------------  ------------  ------------  ------------
Loss from continuing operations before income taxes
 and cumulative effect of change in accounting principle ..................   (1,821,357)   (2,679,079)   (3,794,895)   (5,659,650)
Income tax benefit ........................................................           --       280,000            --       280,000
                                                                            ------------  ------------  ------------  ------------
Net loss from continuing operations before cumulative
 effect of change in accounting principle .................................   (1,821,357)   (2,399,079)   (3,794,895)   (5,379,650)
Discontinued operations:
        Net income from discontinued operations,
          net of income tax ...............................................           --       (45,491)           --      (105,333)
        Gain on sale of PTS, net of income tax ............................           --       644,922            --       644,922
                                                                            ------------  ------------  ------------  ------------
        Net income from discontinued operations ...........................           --       599,431            --       539,589
Cumulative effect of change in accounting principle .......................           --            --            --    (1,832,398)
                                                                            ------------  ------------  ------------  ------------
           Net loss .......................................................   (1,821,357)   (1,799,648)   (3,794,895)   (6,672,459)

Accretion of Redeemable Preferred Stock ...................................     (155,653)     (155,632)     (311,284)     (311,283)
Redeemable Preferred Stock dividend requirements ..........................     (719,989)     (715,083)   (1,444,717)   (1,390,083)
                                                                            ------------  ------------  ------------  ------------
           Net loss attributable to Common Stock .......................... $ (2,696,999) $ (2,670,363) $ (5,550,896) $ (8,373,825)
                                                                            ============  ============  ============  ============


Net income (loss) per share of Common Stock from:
           Continuing operations before cumulative
              effect of change in accounting principle ....................         (.16)         (.20)         (.34)         (.43)
           Discontinued operations, net of income tax .....................           --           .04            --           .03
           Cumulative effect of change in accounting principle ............           --            --            --          (.11)
Net loss per share of Common Stock ........................................         (.16)         (.16)         (.34)         (.51)

Weighted average number of common shares used in
 calculating net loss in calculating net loss per share of Common Stock ...   16,544,417    16,304,639    16,472,917    16,287,665

            See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                 ----------------------------------
                                                                                     2000                  1999
                                                                                 ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations .....................................        $ (3,794,895)         $ (6,567,124)
Net loss from discontinued operations ...................................                  --              (105,333)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Cumulative effect of change in accounting principle ..................                  --             1,832,398
   Depreciation and amortization ........................................           2,561,501             2,362,100
   Maintenance services from sale of PTS ................................             416,665                83,333
   Gain on sale of PTS, net of income taxes .............................                  --              (644,922)
   Bad debt expense .....................................................             214,556               207,430
   Stock option and restricted stock grant compensation expense .........              23,254                33,180
   Loss on disposal of asset ............................................                  --                74,520
   Changes in operating assets and liabilities:
        Accounts receivable .............................................            (477,606)              (96,256)
        Inventory .......................................................            (222,002)              660,655
        Prepaid expenses and other assets ...............................               8,628               (65,338)
        Accounts payable ................................................            (421,158)              220,767
        Accrued liabilities .............................................              81,608               (23,900)
        Accrued compensation ............................................              (7,358)               17,922
                                                                                 ------------          ------------
   Net cash used in operating activities by continuing operations .......          (1,616,807)           (2,010,568)
   Net cash used in operating activities by discontinued operations .....                  --               173,619
                                                                                 ------------          ------------
   Net cash used in operating activities ................................          (1,616,807)           (1,836,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment ..................................................             (91,356)             (266,104)
Purchases of equipment for discontinued operations ......................                  --              (262,460)
Purchases of other assets and FCC licenses ..............................                  --                   152
Payment of accrued expenses related to sale of subsidiary in 1999 .......            (570,000)                   --
Proceeds from holdback related to sale of subsidiary in 1999 ............             750,000                    --
Payment for acquisitions, net of cash acquired ..........................                  --             3,079,583
                                                                                 ------------          ------------
   Net cash used by investing activities ................................              88,644             2,551,171


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings ................................................             550,000               492,136
Repayments of borrowings ................................................            (999,482)           (3,320,940)
Issuance of redeemable preferred stock ..................................                  --                    --
Issuance of Common Stock upon exercise of stock options .................             290,746                    --
                                                                                 ------------          ------------
   Net cash provided by financing activities of continuing operations ...            (158,736)           (2,828,804)
   Net cash used in financing activities of discontinued operations .....                  --              (226,813)
                                                                                 ------------          ------------
   Net cash provided (used) by financing activities .....................            (158,736)           (3,055,617)

Net increase (decrease) in cash and cash equivalents ....................          (1,686,899)           (2,341,395)
Cash and cash equivalents, beginning of period ..........................           5,489,898             6,017,159
                                                                                 ------------          ------------
Cash and cash equivalents, end of period ................................        $  3,802,999          $  3,675,764
                                                                                 ============          ============

           See notes to condensed consolidated financial statements.

                            PREFERRED NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.       THE COMPANY

         Preferred Networks, Inc. ("PNI") is a developer and supplier of advanced networking hardware and software products for companies that operate in the wireless, fixed network and Internet marketplaces. These products provide companies with greater processing efficiencies, cost savings, and an open platform to bring them closer to their customers through unified service offerings. PNI is at an early stage of development of its networking products business. In early 2000, PNI began shipments to customers of its first networking products and is making a series of additional product introductions. PNI also owns and operates one-way wireless messaging networks in the Eastern United States and provides unbranded, wholesale network services. Substantially all of PNI's revenues are currently derived from its network services business, which it has operated since 1991.

2.       BASIS FOR PRESENTATION

         The interim condensed consolidated financial information contained herein has been prepared by PNI, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and includes in the opinion of management, all adjustments, which are of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. PNI believes, however, that its disclosures are adequate to make the information presented not misleading. These financial statements and related notes should be read in conjunction with the financial statements and notes as of December 31, 1999, included in PNI's Annual Report on Form 10-K (File No. 0-27658). Results of operations for the periods presented herein are not necessarily indicative of results to be expected for the full year or any other interim period.

3.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. In May 2000, PNI paid $420,000 in state franchise tax related to the sale of EPS. There were no other significant federal or state income taxes paid or refunded for the six months ended June 30, 2000 and 1999.

4.       DISCONTINUED OPERATIONS

         On May 28, 1999, PNI sold substantially all of the assets of its wholly-owned subsidiary, Preferred Technical Services ("PTS"), a provider of wireless network equipment installation, maintenance and engineering services. Under the terms of the purchase agreement, PNI received $3,088,625 in net cash proceeds from the sale and a $1 million credit for maintenance services to be provided by PTS to PNI on its paging networks. At May 31, 2000, the credit was used in full. PNI recognized a gain on the sale of PTS in the amount of $1,187,928. Certain expenses and other items affecting the calculation of net cash proceeds and gain from the sale of PTS were recognized over several quarterly reporting periods during 1999, and accordingly, the above figures represent items as of December 31, 1999. As the operations of this subsidiary represented a separate segment, operating results for this subsidiary for all periods presented have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

         On December 10, 1999, PNI sold its wholly-owned subsidiary EPS Wireless, Inc. ("EPS"), a provider of paging and cellular product repair services, sales of new, used, and refurbished paging and cellular products and inventory management services. PNI received $14.9 million in proceeds from this sale subject to a holdback of $750,000 that was subsequently paid on June 13, 2000. PNI recognized a gain on the sale of EPS in the amount of $7,448,532 in December 1999. As the operations of this subsidiary represented a separate segment, operating results for this subsidiary for all periods presented have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

                            PREFERRED NETWORKS, INC.

5.       ADOPTION OF NEW ACCOUNTING STANDARD

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires entities to charge to expense start-up costs, including organization costs, as incurred. In addition, SOP 98-5 requires a write-off of any previously capitalized start-up or organizational costs, to be reported as a cumulative effect of a change in accounting principle. PNI adopted SOP 98-5 effective January 1, 1999, and wrote off the unamortized amount of its market entry costs at January 1, 1999, in the amount of $1,832,398.

6.       SEGMENT INFORMATION

         In its continuing operations, PNI operates its business as one reportable segment.

                            PREFERRED NETWORKS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

In this section, PNI makes reference to "EBITDA" which represents earnings before interest expense, interest income, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the telecommunications industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles ("GAAP")), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. The table below provides the components of PNI's consolidated statements of operations and EBITDA for each of the three and six months ended June 30, 2000 and 1999, respectively, as a percentage of total revenues.


                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                   --------------------      --------------------
                                                                    2000          1999        2000          1999
                                                                   ------        ------      ------        ------
Revenues
    Network services .........................................       72.1%         78.9%       74.1%         72.4%
    Pager sales ..............................................       21.0          20.0        21.1          26.5
    Networking products ......................................        5.0           0.0         3.4           0.0
    Other services ...........................................        1.9           1.1         1.4           1.1
                                                                   ------        ------      ------        ------
                                                                    100.0         100.0       100.0         100.0
        Total revenues
Cost of revenues
    Network services .........................................       48.9          47.3        50.1          45.0
    Pager sales ..............................................       17.7          19.2        18.2          25.3
    Networking products ......................................        3.0           0.0         2.7           0.0
    Other services ...........................................        0.0           0.0         0.0           0.0
                                                                   ------        ------      ------        ------
        Total cost of revenues ...............................       69.6          66.5        71.0          70.3
                                                                   ------        ------      ------        ------
Gross margin .................................................       30.4          33.5        29.0          29.7
Selling, general and administrative expenses .................       43.0          56.8        42.2          54.8
Depreciation and amortization ................................       33.6          26.6        33.6          25.6
                                                                   ------        ------      ------        ------
        Operating loss .......................................      (46.2)        (49.9)      (46.8)        (50.7)
                                                                   ------        ------      ------        ------
Interest expense .............................................       (4.3)        (11.5)       (4.3)        (10.6)
Interest income ..............................................        2.0           0.4         1.3           0.6
Gain/(loss) on asset disposal ................................         --          (1.8)         --          (0.8)
Income from continuing operations before income taxes and
    cumulative effect of change in accounting principle ......      (48.5)        (62.8)      (49.8)        (61.5)

Income tax benefit ...........................................         --           6.6          --           3.0
                                                                   ------        ------      ------        ------
Net loss from continuing operations before cumulative effect
    of change in accounting principle ........................      (48.5)        (56.2)      (49.8)        (58.5)

Discontinued operations:
              Income (loss) from operations, net of income tax         --          (1.1)         --          (1.1)
              Gain on sale of PTS ............................         --          15.1          --           7.0
                                                                   ------        ------      ------        ------
              Net income from discontinued operations ........         --          14.0          --           5.9
Cumulative effect of change in accounting principle ..........         --            --          --         (19.9)
                                                                                 ------      ------        ------
Net loss .....................................................      (48.5)%       (42.2)%     (49.8)%       (72.5)%
                                                                   ======        ======      ======        ======
EBITDA .......................................................      (12.6)%       (23.3)%     (13.2)%       (25.1)%
                                                                   ======        ======      ======        ======

                            PREFERRED NETWORKS, INC.

RESULTS OF OPERATIONS

Revenues

Total revenues were $3.8 million and $7.6 million for the three and six months ended June 30, 2000, respectively, compared to $4.3 million and $9.2 million for the three and six months ended June 30, 1999, respectively. The decrease in total revenues compared to the prior year periods was primarily due to decreased pager sales, which also resulted in lower network service revenue. This was partially offset by an increase in revenues from networking products, which PNI began to sell in 2000.

Revenues from network services were $2.7 million and $5.6 million for the three and six months ended June 30, 2000, respectively, compared to $3.4 million and $6.7 million for the three and six months ended June 30, 1999, respectively. PNI's airtime revenues were affected by reduced pager purchases, particularly with respect to PNI's reseller customers, which typically rely on PNI for pager supply in order to add service units to PNI's networks. Accordingly, lower pager sales resulted in a decline in total units in service to 468,314 at June 30, 2000, compared to 538,470 at June 30, 1999. In addition, because PNI's Direct Access customers, which supply their own switching, typically have their own sources of pagers, this customer base was less affected by the decline in pager sales, and accordingly, Direct Access units in service increased as a percentage of revenues to 46.0% of total units in service, compared to 43.0% at June 30, 1999. Because PNI incurs less marginal cost in supplying only airtime to Direct Access customers, it therefore charges these customers less per unit in service per month than it charges its reseller customers. Accordingly, total average revenue per unit ("ARPU") declined to $1.92 for the six months ended June 30, 2000, compared to $2.06 in the prior year. PNI's airtime revenues have also been affected by industry trends of increased competition for reseller service units and declining ARPU. PNI has undertaken certain marketing initiatives to address these competitive pressures, including increased supply of pager product to its customers to facilitate the addition of more service units to its networks. However, no assurances can be given that these marketing initiatives will lead to increased airtime revenues in the future.

Revenues from pager sales were $791,000 and $1.6 million for the three and six months ended June 30, 2000, respectively, compared to $853,000 and $2.4 million for the three and six months ended June 30, 1999, respectively. The decrease in revenues from pager sales compared to the prior year periods resulted from a limited amount of working capital available to PNI to purchase pagers in the second half of 1999 as further discussed in "Liquidity and Capital Resources." Following completion of the sales of PTS and EPS, management believes PNI currently has sufficient working capital to increase its purchases of pagers, which management further believes will have a positive effect on re-establishing total net unit growth and associated revenues. However, management also believes that it may take several quarters to increase its pagers sales to the higher levels achieved prior to the working capital shortage that occurred during 1999.

Since January 2000, PNI has introduced a number of its new networking products. In March 2000, PNI began shipments of the first such product, its iTerminal(TM) desktop messaging terminal. In May 2000, PNI introduced its iLink TNPP Internet router, and in June 2000, it began shipments of its Platform1(TM) modular switch. Total networking product revenues for the three and six months ended June 30, 2000, were $189,000 and $259,000, respectively. PNI expects to generate increased revenues from such sales in the remainder of 2000 and expects to introduce additional products and feature sets.

Cost of Revenues

Cost of network services were $1.8 million and $3.8 million for the three and six months ended June 30, 2000, respectively, compared to $2.0 million and $4.1 million for the three and six months ended June 30, 1999, respectively. The decrease in cost of network services is due to continued initiatives to reduce operating costs. PNI is also currently deploying its networking products throughout its own network markets, which should result in the elimination of leased line telephone circuits and a further reduction of network operating costs.

Cost of pager sales were $664,000 and $1.4 million for the three and six months ended June 30, 2000, respectively, compared to $820,000 and $2.3 million for the three and six months ended June 30, 1999, respectively. The decrease in cost of pager sales is due primarily to the decrease in pager sales.

                            PREFERRED NETWORKS, INC.

Cost of networking products were $112,000 and $210,000 for the three and six months ended June 30, 2000, respectively. The majority of this expense represents an allocation of existing S,G&A expenses that had previously been included in research and development costs and are now associated with the delivery of commercial products. Due to the early stages of commercial sales of PNI's networking products, this relatively fixed expense allocation exceeded the networking product revenues for the three months ended March 31, 2000. However, PNI's revenue from sales of networking products exceeded these expenses for the three months ended June 30, 2000, resulting in gross profits from such product sales. PNI expects that its future increases in networking product shipments and associated revenue will result in increased positive gross profit after these allocated expenses.

Overhead

S,G&A expenses were $1.6 million and $3.2 million for the three and six months ended June 30, 2000, respectively, compared to $2.4 million and $5.0 million for the three and six months ended June 30, 1999, respectively. S,G&A expenses decreased as a percentage of total revenues to 43.0% and 42.2% for the three and six months ended June 30, 2000, respectively, compared to 56.8% and 54.8% for the three and six months ended June 30, 1999, respectively. The decreases in S,G&A were due to certain cost reduction measures during the third quarter of 1999 through employee terminations, which resulted in reduced expenses for the comparative first six months of 2000. PNI also has experienced increased efficiencies in supporting a greater service unit mix among Direct Access customers, which tend to have a greater number of service units per customer on PNI's networks compared to reseller customers, and accordingly, require less customer support.

Depreciation and amortization expenses were $1.3 million and $2.6 million for the three and six months ended June 30, 2000, respectively, compared to $1.1 million and $2.4 million for the three and six months ended June 30, 1999, respectively. Interest expense was $162,000 and $326,000 for the three and six months ended June 30, 2000, respectively, compared to $490,000 and $974,000 for the three and six months ended June 30, 1999, respectively. The decrease in interest expense is the result of reductions in total debt outstanding during 1999.

Net loss from continuing operations before income tax benefit improved by $858,000 or 32.0% for the three months ended June 30, 2000 to $1.8 million compared to $2.7 million for the three months ended June 30, 1999. Net loss from continuing operations before cumulative effect of change in accounting principle and before income tax benefit improved by $1.9 million or 33.0% for the six months ended June 30, 2000 to $3.8 million compared to $5.7 million for the six months ended June 30, 1999. The cumulative effect of change in accounting principle for the six months ended June 30, 1999 resulted from the write-off of market start-up costs as required by SOP 98-5 was $1.8 million.

The net loss attributable to Common Stock was $ 2.7 million and $ 5.6 million for the three and six months ended June 30, 2000, respectively, compared to $
2.7 million and $ 8.4 million for the three and six months ended June 30, 1999, respectively. The net loss attributable to Common Stock for 2000 decreased due to decreased operating losses and the cumulative effect of adopting the new accounting principle for market entry costs in January 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, PNI had $3.8 million in cash, of which $3.3 million was invested in short-term, investment grade securities at various interest rates. At June 30, 2000, PNI was in compliance with the financial covenants under its credit facilities and had $160,000 of additional unused borrowing capacity under its senior revolving credit facility.

PNI's net cash used in operations improved for both the six months ended June 30, 2000 compared to the prior year period and for the three months ended June 30, 2000 compared to the three months ended March 31, 2000. Net cash used in operations improved by $220,000 to $1.6 million for the six months ended June 30, 2000, compared to $1.8 million for the six months ended June 30, 1999. The improvement was due to reduced net losses, which was partially offset by an increase in accounts receivable and a decrease in accounts payable that was expected following the completion of PNI's restructuring events in December 1999 (as further discussed in the "Liquidity and Capital Resources" section of PNI's 1999 Annual Report on Form 10-K.) The three months ended June 30, 2000 represented a quarterly improvement of $258,000 of net cash used in operations compared to the three months ended March 31, 2000. The improvement in the most recent three-month period was due to reduced net loss and more efficient management of accounts receivable and accounts payable compared to the first three months of 2000.

PNI is experiencing growth in the sales of its new networking products and continued reductions in operating costs, which it expects will lead to continued improvements in cash from operations. PNI believes these improvements, together with its cash and cash equivalents at June 30, 2000, will provide sufficient cash resources to fund its working capital requirements for the foreseeable future. However, PNI's networking products represent a new business for PNI and there can be no assurance that the marketplace will find the price and functionality of PNI's products attractive, which could adversely affect networking product sales. In addition, no assurances can be given that PNI's marketing initiatives with respect to its network service business will be successful, which could adversely affect airtime revenues.

PNI intends to pursue additional capitalization strategies, including but not limited to refinancing its senior revolving credit facility that matures on March 31, 2001 and retiring its preferred stock that becomes redeemable in 2002 and 2003. PNI has historically accessed capital through equity issuances and debt financings; however, no assurances can be given that if additional funds are required, such funds will be available on terms acceptable to PNI, if at all, and the failure to obtain such funds could have a material adverse effect on PNI.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by PNI with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by PNI) contains statements that are or will be forward-looking, such as statements relating to expansion and other business development activities, future capital expenditures, financing sources and availability and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of PNI. These risks and uncertainties include, but are not limited to, uncertainties affecting the wireless industries generally; risks relating to PNI's expansion and other business development activities; risks related to the deployment and feasibility of PNI's new networking technologies and products; risks relating to technological change in the wireless industries; risks associated with PNI's efforts to commercialize and market successfully its networking products, such as the Platform1(TM) and iTerminal(TM) products; the relatively unproven nature of PNI's networking products, which represent a new product line for PNI; challenges to PNI's technologies (such as challenges to the validity of patents on PNI's switching technology); risks relating to the ability of PNI to obtain additional funds in the form of debt or equity (including availability of financing terms acceptable to PNI); fluctuations in interest rates; and the existence of and changes to federal and state laws and regulations. In particular, statements relating to the competitive position and performance of PNI's current and future networking products and their expected performance in the marketplace are forward-looking statements that are subject to risks and uncertainties. PNI operates in a highly competitive marketplace and new product developments by competitors can occur at any time, thereby diminishing the attractiveness of PNI's products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There have been no significant changes since March 31, 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2000, the Company held its Annual Meeting of Shareholders. The following were the results of the meeting:

The shareholders elected William H. Bang and John J. Hurley as Class I directors until the annual meeting of shareholders in 2003 or until their successors are elected and shall have been qualified.


                                                       Bang                    Hurley
                                                    ----------               ----------
      Votes Cast For..........................      28,727,898               28,727,898
      Abstentions/Broker
         Non-Votes............................          63,012                   63,012

In addition to Messrs. Bang and Hurley, the terms of Mark H. Dunaway, Robert Van Degna and Richard P. Campbell, Jr. (who are Class II and III directors) continued after the Company's 2000 annual meeting of the shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit:

         27       Financial Data Schedule (For SEC use only)

(b)      Reports on Form 8-K:

         There have been no reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PREFERRED NETWORKS, INC.


Date: August 4, 2000       By: /s/ Mark H. Dunaway
                               -------------------------------------------------
                               Mark H. Dunaway
                               Chief Executive Officer



Date: August 4, 2000       By: /s/ Kathryn Loev Putnam
                               -------------------------------------------------
                               Kathryn Loev Putnam
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer and
                               Principal Accounting Officer)