Form 10-Q
period 2000-09-30
PNI TECHNOLOGIES INC
filed 2000-11-14
CIK 893335

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from__________________to____________________

                         Commission File Number: 0-27658
                             PNI TECHNOLOGIES, INC.
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

                            Preferred Networks, Inc.
              (Former name, former address and former fiscal year,
                           if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,523,417 shares of common stock, no par value, as of November 14, 2000.

                             PNI TECHNOLOGIES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                                     PAGE
                                                                                                                   NUMBER
                                                                                                                   ------

         Item 1.        Financial Statements

                        Condensed Consolidated Balance Sheets for September 30, 2000
                        (Unaudited) and December 31, 1999.........................................................    3

                        Condensed Consolidated Statements of Operations for the
                        three and nine months ended September 30, 2000 and 1999 (Unaudited).......................    4

                        Condensed Consolidated Statements of Cash Flows for the nine
                        months ended September 30, 2000 and 1999 (Unaudited)......................................    5

                        Notes to Condensed Consolidated Financial Statements (Unaudited)..........................    6

         Item 2.        Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................................................    8

         Item 3.        Quantitative and Qualitative Disclosure of Market Risk....................................   11

PART II.                OTHER INFORMATION

         Item 6.        Exhibits and Reports on Form 8-K                                                             11

                        Signatures.................................................................................  12

                             PNI TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                                 2000               1999
                                                                                             -------------      -------------
                                                                                              (UNAUDITED)
                                                                 ASSETS
Current assets
     Cash and cash equivalents ......................................................        $   2,918,729      $   5,489,898
     Accounts receivable, net .......................................................            1,753,019          1,532,593
     Inventory ......................................................................            1,190,561            723,888
     Prepaid expenses and other current assets ......................................              107,291          1,287,408
                                                                                             -------------      -------------
         Total current assets .......................................................            5,969,600          9,033,787

Property and equipment, net .........................................................           12,382,903         14,926,475
Goodwill net ........................................................................            6,437,898          6,855,669
FCC licenses, net ...................................................................            7,654,531          8,146,517
Other assets, net ...................................................................              179,360            180,306
                                                                                             -------------      -------------
                                                                                             $  32,624,292      $  39,142,754
                                                                                             =============      =============

                                                   LIABILITIES, REDEEMABLE PREFERRED STOCK,
                                                         AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable ...............................................................        $   1,977,271      $   1,721,707
     Accrued liabilities ............................................................              972,093          1,050,355
     Accrued compensation ...........................................................               86,109            270,585
     State taxes payable ............................................................                   --            500,000

     Current portion of notes payable and capital lease obligations .................            4,258,307          1,126,374
                                                                                             -------------      -------------
         Total current liabilities ..................................................            7,293,780          4,669,021

Notes payable and capital lease obligations, less current portion ...................            1,398,849          4,942,213

Class A Redeemable Preferred Stock, no par value, $1.50 per
      share redemption price; 13,500,000 shares authorized,
      10,000,000 shares issued and outstanding (including $4,929,235 and
      $3,808,333 of undeclared dividends in 2000 and 1999, respectively) ............           19,240,787         17,802,495

Class B Senior Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 5,500,000 shares authorized,
      5,333,336 shares issued and outstanding (including $3,432,622 and
      $2,285,180 of undeclared dividends in 2000 and 1999, respectively) ............           10,925,069          9,628,081
                                                                                             -------------      -------------
         Total liabilities and Redeemable Preferred Stock ...........................           38,858,485         37,041,810

Stockholders' equity
     Common Stock, no par value, 100,000,000 shares authorized
         in 2000 and 1999; 16,544,417 and 16,369,302 issued and
         outstanding in 2000 and 1999, respectively .................................           56,715,834         58,643,698
     Accretion of  Redeemable Preferred Stock .......................................           (1,918,270)        (1,451,345)
     Accumulated deficit ............................................................          (61,031,757)       (55,091,409)
                                                                                             -------------      -------------
         Total stockholders' equity .................................................           (6,234,193)         2,100,944
                                                                                             -------------      -------------
                                                                                             $  32,624,292      $  39,142,754
                                                                                             =============      =============

           See notes to condensed consolidated financial statements.

                             PNI TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    -----------------------------     -----------------------------
                                                                        2000             1999             2000             1999
                                                                    ------------     ------------     ------------     ------------
Revenues
   Network services ............................................... $  2,565,700     $  3,206,572     $  8,214,372     $  9,878,145
   Pager sales ....................................................      826,422          752,575        2,436,447        3,195,216
   Networking products ............................................       18,756               --          277,656               --
   Other services .................................................       43,264           56,040          147,929          158,759
                                                                    ------------     ------------     ------------     ------------
        Total revenues ............................................    3,454,142        4,015,187       11,076,404       13,232,120

Costs of revenues
     Network services .............................................    1,779,427        2,164,820        5,597,848        6,309,322
     Pager sales ..................................................      743,906          745,515        2,127,878        3,073,318
     Networking products ..........................................      110,599               --          320,127               --
     Other services ...............................................          441            6,430            1,693           10,193
                                                                    ------------     ------------     ------------     ------------
        Total costs of revenues ...................................    2,634,373        2,916,765        8,047,546        9,392,833
                                                                    ------------     ------------     ------------     ------------
Gross margin ......................................................      819,769        1,098,422        3,028,858        3,839,287

Selling, general and administrative expenses ......................    1,612,408        1,372,304        4,830,513        6,418,920
Depreciation and amortization .....................................    1,304,997        1,408,433        3,866,498        3,770,533
                                                                    ------------     ------------     ------------     ------------
        Operating loss ............................................   (2,097,636)      (1,682,315)      (5,668,153)      (6,350,166)
Interest expense ..................................................     (164,525)        (447,603)        (490,031)      (1,421,209)
Interest income ...................................................       25,165           21,045          126,293           77,372
Gain/(loss) on asset disposal .....................................       91,543           12,314           91,543          (62,206)
                                                                    ------------     ------------     ------------     ------------
Loss from continuing operations before income taxes
 and cumulative effect of change in accounting principle ..........   (2,145,453)      (2,096,559)      (5,940,348)      (7,756,209)
Income tax benefit ................................................           --          120,000               --          400,000
                                                                    ------------     ------------     ------------     ------------
Net loss from continuing operations before cumulative
 effect of change in accounting principle .........................   (2,145,453)      (1,976,559)      (5,940,348)      (7,356,209)
Discontinued operations:
      Net income from discontinued operations,
        net of income tax .........................................           --          (71,748)              --         (177,081)
      Gain on sale of PTS, net of income tax ......................           --          191,506               --          836,428
                                                                    ------------     ------------     ------------     ------------
      Net income from discontinued operations .....................           --          119,758               --          659,347
Cumulative effect of change in accounting principle ...............           --               --               --       (1,832,398)
                                                                    ------------     ------------     ------------     ------------
           Net loss ...............................................   (2,145,453)      (1,856,801)      (5,940,348)      (8,529,260)

Accretion of Redeemable Preferred Stock ...........................     (155,641)        (155,642)        (466,925)        (466,919)
Redeemable Preferred Stock dividend requirements ..................     (823,627)        (724,968)      (2,268,344)      (2,115,051)
                                                                    ------------     ------------     ------------     ------------
           Net loss attributable to Common Stock .................. $ (3,124,721)    $ (2,737,411)    $ (8,675,617)    $(11,111,230)
                                                                    ============     ============     ============     ============
Net income (loss) per share of Common Stock from:
           Continuing operations before cumulative
              effect of change in accounting principle ............        (0.19)           (0.18)           (0.53)           (0.61)
           Discontinued operations, net of income tax .............           --             0.01               --             0.04
           Cumulative effect of change in accounting
              principle ...........................................           --               --               --            (0.11)
Net loss per share of Common Stock ................................        (0.19)           (0.17)           (0.53)           (0.68)

Weighted average number of common shares used in
      calculating net loss per share of Common Stock ..............   16,544,417       16,369,302       16,496,925       16,337,940


           See notes to condensed consolidated financial statements.

                             PNI TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                               ---------------------------------
                                                                                                   2000                 1999
                                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations .................................................          $(5,940,348)          $(8,352,179)
Net loss from discontinued operations ...............................................                   --              (177,081)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Cumulative effect of change in accounting principle ............................                   --             1,832,398
     Depreciation and amortization ..................................................            3,866,498             3,770,533
     Maintenance services from sale of PTS ..........................................              416,665               333,332
     Gain on sale of PTS, net of income taxes ........................................                  --              (836,428)
     Bad debt expense ...............................................................              331,193               301,150
     Stock option and restricted stock grant compensation expense ...................               49,743                49,757
     Gain on disposal of asset .......................................................             (91,543)               62,206
     Changes in operating assets and liabilities:
          Accounts receivable .......................................................             (551,619)             (396,237)
          Inventory .................................................................             (466,673)              758,692
          Prepaid expenses and other assets .........................................              (13,031)              (39,896)
          Accounts payable ..........................................................              255,564              (632,891)
          Accrued liabilities .......................................................             (158,262)             (383,764)
          Accrued compensation ......................................................              (34,476)              (70,851)
                                                                                               -----------           -----------
     Net cash used in operating activities by continuing operations .................           (2,336,289)           (3,781,242)
     Net cash used in operating activities by discontinued operations ...............                   --               116,747
                                                                                               -----------           -----------
     Net cash used in operating activities ..........................................           (2,336,289)           (3,664,512)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment ..............................................................             (474,345)             (151,939)
Proceeds from sale of equipment .....................................................              180,150                    --
Purchases of equipment for discontinued operations ..................................                   --              (151,752)
Purchases of other assets and FCC licenses ..........................................                   --              (155,682)
Payment of accrued expenses related to sale of subsidiary in 1999 ...................             (570,000)                   --
Proceeds from holdback related to sale of subsidiary in 1999 ........................              750,000                    --
Proceeds from sale of PTS ...........................................................                   --             3,088,625
                                                                                               -----------           -----------
     Net cash used by investing activities ..........................................             (114,195)            2,629,252


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings ............................................................              799,703             1,167,136
Repayments of borrowings ............................................................           (1,211,134)           (3,776,887)
Issuance of redeemable preferred stock ..............................................                   --                    --
Issuance of Common Stock upon exercise of stock options .............................              290,746                    --
                                                                                               -----------           -----------
     Net cash provided by financing activities of continuing operations .............             (120,685)           (2,609,751)
     Net cash used in financing activities of discontinued operations ...............                   --              (226,813)
                                                                                               -----------           -----------
     Net cash provided (used) by financing activities ...............................             (120,685)           (2,836,564)

Net increase (decrease) in cash and cash equivalents ................................           (2,571,169)           (3,871,824)
Cash and cash equivalents, beginning of period ......................................            5,489,898             6,017,159
                                                                                               -----------           -----------
Cash and cash equivalents, end of period ............................................          $ 2,918,729           $ 2,145,335
                                                                                               ===========           ===========

           See notes to condensed consolidated financial statements.

                             PNI TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.       THE COMPANY
         PNI Technologies, Inc. ("PNI") is a developer and supplier of advanced networking hardware and software products for companies that operate in the wireless, fixed network and Internet marketplaces. These products provide companies with greater processing efficiencies, cost savings, and an open platform to bring them closer to their customers through unified service offerings. PNI is at an early stage of development of its networking products business. In early 2000, PNI began shipments to customers of its first networking products and is making a series of additional product introductions. PNI also owns and operates one-way wireless messaging networks in the Eastern United States and provides unbranded, wholesale network services. Substantially all of PNI's revenues are currently derived from its network services business, which it has operated since 1991.

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

3.       SUPPLEMENTAL CASH FLOW INFORMATION
         Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. In May 2000, PNI paid $420,000 in state franchise tax related to the sale of its former subsidiary, EPS Wireless, Inc. There were no other significant federal or state income taxes paid or refunded for the nine months ended September 30, 2000 and 1999.

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

                             PNI TECHNOLOGIES, INC.


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

                             PNI TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

In this section, PNI makes reference to "EBITDA" which represents earnings before interest expense, interest income, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the telecommunications industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles ("GAAP")), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. The table below provides the components of PNI's consolidated statements of operations and EBITDA for each of the three and nine months ended September 30, 2000 and 1999, respectively, as a percentage of total revenues.

                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                                              -------------------          --------------------
                                                                              2000          1999           2000           1999
                                                                              -----         -----          -----          -----
Revenues
      Network services ...............................................         74.3 %        79.9 %         74.2%          74.7 %
      Pager sales ....................................................         23.9          18.7           22.0           24.1
      Networking products ............................................          0.5.           --            2.5             --
      Other services .................................................          1.3.          1.4            1.3            1.2
                                                                              -----         -----          -----          -----
                                                                              100.0         100.0          100.0          100.0
          Total revenues

Cost of revenues
      Network services ...............................................         51.5          53.9           50.5           47.7
      Pager sales ....................................................         21.5          18.6           19.2           23.2
      Networking products ............................................          3.2            --            2.9             --
      Other services .................................................           --           0.2             --            0.1
                                                                              -----         -----          -----          -----
          Total cost of revenues .....................................         76.2          72.7           72.6           71.0
                                                                              -----         -----          -----          -----
Gross margin .........................................................         23.8          27.3           27.4           29.0
Selling, general and administrative expenses .........................         46.7          34.2           43.6           48.5
Depreciation and amortization ........................................         37.8          35.1           34.9           28.5
                                                                              -----         -----          -----          -----
                                                                              (60.7)        (42.0)         (51.1)         (48.0)
                                                                              -----         -----          -----          -----
      Operating loss
Interest expense .....................................................         (4.8)        (11.1)          (4.4)         (10.7)
Interest income ......................................................          0.7           0.5            1.1            0.6
Gain/(loss) on asset disposal ........................................          2.7           0.3            0.8           (0.5)
Income from continuing operations before income taxes and
      cumulative effect of change in accounting principle ............        (62.1)        (52.3)         (53.6)         (58.6)
Income tax benefit ...................................................           --           3.0             --            3.0
                                                                              -----         -----          -----          -----
Net loss from continuing operations before cumulative effect
       of change in accounting principle .............................        (62.1)        (49.3)         (53.6)         (55.6)
Discontinued operations:
              Income (loss) from operations, net of income tax .......           --          (1.8)            --           (1.3)
              Gain on sale of PTS ....................................           --           4.8             --            6.3
                                                                              -----         -----          -----          -----
              Net income from discontinued operations ................           --         (46.3)            --          (50.6)
Cumulative effect of change in accounting principle ..................           --            --             --          (13.8)
                                                                              -----         -----          -----          -----
Net loss .............................................................        (62.1) %      (46.3)%        (53.6) %       (64.4) %
                                                                              =====         =====          =====          =====
EBITDA ...............................................................        (22.9) %       (6.8) %       (16.3) %       (19.5) %
                                                                              =====         =====          =====          =====

                             PNI TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Revenues

Total revenues were $3.5 million and $11.1 million for the three and nine months ended September 30, 2000, respectively, compared to $4.0 million and $13.2 million for the three and nine months ended September 30, 1999, respectively. The decrease in total revenues compared to the prior year periods was due to lower network services revenues. This was partially offset by an increase in revenues from networking products, which PNI began to sell in 2000.

Revenues from network services were $2.6 million and $8.2 million for the three and nine months ended September 30, 2000, respectively, compared to $3.2 million and $9.9 million for the three and nine months ended September 30, 1999, respectively. PNI's airtime revenues were affected by decreased pager purchases, particularly with respect to PNI's reseller customers, which typically rely on PNI for pager supply in order to add service units to PNI's networks. PNI's airtime revenues have also been affected by industry trends of increased competition for reseller service units and declining average revenue per unit ("ARPU"). Due to these factors, PNI experienced a decline in total units in service to 431,059 at September 30, 2000, compared to 536,942 at September 30, 1999. In addition, total ARPU declined to $1.92 for the nine months ended September 30, 2000, compared to $2.06 in the prior year. PNI has undertaken certain marketing initiatives to address these competitive pressures, including increased supply of pager product to its customers to facilitate the addition of more service units to its networks. However, no assurances can be given that these marketing initiatives will lead to increased airtime revenues in the future, and the trend toward decreasing network services revenues may continue.

Revenues from pager sales were $826,000 and $2.4 million for the three and nine months ended September 30, 2000, respectively, compared to $753,000 and $3.2 million for the three and nine months ended September 30, 1999, respectively.

PNI began commercial shipments of its first networking product, the iTerminal(TM) desktop messaging terminal, in early 2000, and has subsequently introduced additional products, including its Platform1(R) intelligent, high-speed, modular switch. For the first six months of 2000, PNI generated revenues of $259,000 from sales of networking products. During the third quarter of 2000, PNI's development team was primarily engaged in a Platform1(R) customer product installation, which is expected to be concluded during the fourth quarter. However, due to PNI's limited development personnel, dedication of these personnel to that installation inhibited its ability to complete customer orders. Accordingly, PNI generated only $19,000 of networking product revenues in the three months ended September 30, 2000, and revenues of $278,000 for the nine months ended September 30, 2000. The Company believes it will ship many of its delayed orders during the fourth quarter, although due to the early stages of commercial sales of PNI's networking products, there can be no assurance that the Company will not experience further delays.

Cost of Revenues

Cost of network services were $1.8 million and $5.6 million for the three and nine months ended September 30, 2000, respectively, compared to $2.2 million and $6.3 million for the three and nine months ended September 30, 1999, respectively. The decrease in cost of network services is due to continued initiatives to reduce operating costs. In addition to these initiatives, PNI is also currently deploying its networking products throughout its own network markets, which should result in the elimination of leased line telephone circuits and a further reduction of network operating costs. PNI expects to substantially complete this internal deployment during the fourth quarter of 2000 and the first quarter of 2001.

Cost of pager sales were $744,000 and $2.1 million for the three and nine months ended September 30, 2000, respectively, compared to $746,000 and $3.1 million for the three and nine months ended September 30, 1999, respectively.

Cost of networking products were $111,000 and $320,000 for the three and nine months ended September 30, 2000, respectively. The majority of the expense for the three month period represents an allocation of existing S,G&A expenses that had previously been included in research and development costs and are now associated with the delivery of commercial products. Due to the early stages of commercial sales of PNI's networking products and its attempts to build its networking products business, this relatively fixed expense allocation exceeded the networking product revenues for the three months ended September 30, 2000.

                             PNI TECHNOLOGIES, INC.

Overhead

S,G&A expenses were $1.6 million and $4.8 million for the three and nine months ended September 30, 2000, respectively, compared to $1.4 million and $6.4 million for the three and nine months ended September 30, 1999, respectively. S,G&A for the three month period ended September 30, 1999, was lower due to an adjustment in certain accruals related primarily to professional fees. The decrease in S,G&A for the nine months ended September 30, 2000, was due to certain cost reduction measures during the third quarter of 1999 through employee terminations, which resulted in reduced expenses for the comparative period in 2000.

Depreciation and amortization expenses were $1.3 million and $3.9 million for the three and nine months ended September 30, 2000, respectively, compared to $1.4 million and $3.8 million for the three and nine months ended September 30, 1999, respectively. Interest expense was $165,000 and $490,000 for the three and nine months ended September 30, 2000, respectively, compared to $448,000 and $1.4 million for the three and nine months ended September 30, 1999, respectively. The decrease in interest expense is the result of reductions in total debt outstanding during 1999.

Net loss from continuing operations before income tax benefit and cumulative effect of change in accounting principle was $2.1 million and $5.9 for the three and nine months ended September 30, 2000, respectively, compared to $2.1 million and $7.8 million for the three and nine months ended September 30, 1999, respectively. The cumulative effect of change in accounting principle for the nine months ended September 30, 1999 resulted from the write-off of market start-up costs as required by SOP 98-5 and was $1.8 million.

The net loss attributable to Common Stock was $3.1 million and $8.7 million for the three and nine months ended September 30, 2000, respectively, compared to $2.7 million and $11.1 million for the three and nine months ended September 30, 1999, respectively. The increase in net loss attributable to Common Stock for the three month period was due primarily to the gain on sale of PTS and a related tax benefit recognized in the 1999 three month period. The net loss attributable to Common Stock for the nine month period decreased due to a decrease in operating losses and the cumulative effect of adopting the new accounting principle for market entry costs in January 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, PNI had $2.9 million in cash, $1.8 million in accounts receivable and $2.0 million in accounts payable. An aggregate of $5.7 million in principal plus accrued interest was outstanding under PNI's credit facilities with its lenders as of September 30, 2000. At September 30, 2000, PNI was in compliance with the financial covenants under its credit facilities and had no additional borrowing availability. PNI's net cash used in operations for the nine month period ended September 30, 2000 was $2.3 million, compared to $3.7 million in the prior year period. Total cash used for the nine month period ended September 30, 2000 was $2.6 million, compared to $3.9 million in the prior year period. The improvement in the nine month period was due primarily to reduced net losses compared to the prior year period.

PNI is continuing in its efforts to develop its networking products business, and to that end has incurred expenses in the development and promotion of this business that it would not have incurred solely as a provider of network services. PNI has not yet achieved significant sales of its networking products, and its costs attributable to this business have exceeded its revenues. PNI's principal revenue source remains its network services business, which continues its trend toward lower per-user and aggregate revenues. PNI has undertaken certain marketing initiatives to address competitive pressures in its network services business, although no assurances can be given that this will lead to increased airtime revenues in the future, and the trend toward decreasing network services revenues may continue.

PNI is obligated to make aggregate principal payments of $2.9 million to two of its three primary outside lenders in March 2001, and thereafter will be required to make regular principal payments to two of these lenders in the aggregate average monthly amount of $161,000 (in addition to monthly interest payments presently made to these two lenders) for the remainder of 2001. If these lender obligations are not successfully paid or restructured by the time they are due, the lenders will be able to declare the principal and all accrued interest currently due. These debts are secured by substantially all of PNI's assets. In the absence of a substantial improvement in its networking products business or its network services business (or both), PNI's cash and cash equivalents on hand, together with cash from operations, may not be sufficient to meet these debt service requirements. In such event,

PNI would be required to raise funds in the form of equity, bank debt or other debt financing to execute its business plan. PNI is exploring a variety of financing and restructuring alternatives, including selling or licensing various assets and restructuring or reorganizing its outstanding debt and/or its business. There can be no assurance that if additional funds are required, such funds will be available on terms acceptable to PNI, if at all, and the failure to obtain such funds could have a material adverse effect on PNI.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by PNI with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by PNI) contains statements that are or will be forward-looking, such as statements relating to future sales activity and financial performance, marketing efforts and their possible results, financing and restructuring alternatives and their possible results, future capital expenditures, financing sources and availability and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of PNI. These risks and uncertainties include, but are not limited to, uncertainties affecting the wireless industries generally; risks relating to PNI's expansion and other business development activities; risks relating to the deployment and feasibility of PNI's new networking technologies and products; risks relating to technological change in the wireless industries; risks associated with PNI's efforts to commercialize and market successfully its networking products, such as the Platform1(R) and iTerminal(TM) products; the relatively unproven nature of PNI's networking products, which represent a new product line for PNI; possible challenges to PNI's technologies (such as challenges to the validity of patents on PNI's switching technology); risks relating to the ability of PNI to obtain additional funds in the form of debt or equity (including availability of financing terms acceptable to PNI); fluctuations in interest rates; and the existence of and changes to federal and state laws and regulations. In particular, statements relating to the competitive position and performance of PNI's current and future networking products and their expected performance in the marketplace are forward-looking statements that are subject to risks and uncertainties. PNI operates in a highly competitive marketplace and new product developments by competitors can occur at any time, thereby diminishing the attractiveness of PNI's products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
There have been no significant changes since June 30, 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)      Exhibit:

          3                Articles of Amendment to Articles of Incorporation filed August 14, 2000
         10                Modification Agreement #4 by and between the Company and Associates Capital
                           Services Corporation dated September 29, 2000
         27                Financial Data Schedule (For SEC use only)

(b)      Reports on Form 8-K:

         There have been no reports on Form 8-K during the three months ended September 30, 2000.

                             PNI TECHNOLOGIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PREFERRED NETWORKS, INC.


Date: November 14, 2000    By: /s/ Mark H. Dunaway
                               -------------------------------------------------
                               Mark H. Dunaway
                               Chief Executive Officer



Date: November 14, 2000    By: /s/ Kathryn Loev Putnam
                               -------------------------------------------------
                               Kathryn Loev Putnam
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer and
                               Principal Accounting Officer)