Form 10-K405
period 2000-12-31
PNI TECHNOLOGIES INC
filed 2001-04-16
CIK 893335

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM_____ TO_____

                         COMMISSION FILE NUMBER 0-27658

                             PNI TECHNOLOGIES, INC.

                       (FORMERLY Preferred Networks, Inc.)

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

                           Common Stock, no par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sales price of the Registrant's Common Stock on the Over The Counter Bulletin Board on March 30, 2001 was approximately $1.8 million. As of March 30, 2001, 16,520,417 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Specifically identified portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
      PART I

      Item            1.   Business.............................................................      3
                      2.   Properties...........................................................     11
                      3.   Legal Proceedings....................................................     11
                      4.   Submission of Matters to a Vote of Security Holders..................     11


      PART II

      Item            5.   Market for Registrant's Common Equity and Related
                             Stockholder Matters................................................     11
                      6.   Selected Financial Data..............................................     13
                      7.   Management's Discussion and Analysis of Financial Condition
                             and Results of Operations..........................................     14
                     7A.   Quantitative and Qualitative Disclosures About Market Risk...........     21
                      8.   Financial Statements and Supplementary Data..........................     21
                      9.   Changes in and Disagreements with Auditors                                21
      PART III

      Item           10.   Directors and Executive Officers of the Registrant...................     21
                     11.   Executive Compensation...............................................     21
                     12.   Security Ownership of Certain Beneficial Owners and Management.......     22
                     13.   Certain Relationships and Related Transactions.......................     22

      PART IV

      Item           14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......     23

                                     PART I

ITEM 1. BUSINESS

GENERAL

         PNI Technologies, Inc. ("PNI" or the "Company") was founded in 1991 to provide unbranded, wholesale one-way wireless messaging network services to companies for resale to their customers. In pursuing this strategy, the Company developed a number of advanced networking technologies aimed at increasing its efficiency as a network operator. During 1999, the Company completed development of its intelligent, high-speed switching technology and began to commercialize related products for sale to other companies. This technology creates networking solutions that provide companies with greater processing efficiencies, cost savings, and an open platform to bring them closer to their customers through unified service offerings. During 2000, the Company began to ship its first software enhanced networking products and is developing a number of additional hardware, software and service offerings to address each of the wireless, fixed network and Internet marketplaces. With the introduction of its networking products, the Company intends to augment its one-way wireless network services and evolve into a developer and supplier of advanced communications hardware and software products.

                  The Company is at an early stage in the development of its networking products business. Substantially all of the Company's revenues are currently derived from its network services business.

         In August 2000, the Company changed its name from Preferred Networks, Inc. to PNI Technologies, Inc.

INDUSTRY BACKGROUND

         The wireless industry has experienced both spectacular advances in communications technologies and significant increases in competition for subscribers. With new, feature-rich devices offering consumers a wide variety of choices, service providers are under increasing pressure to deliver more functionality at reduced cost. This has led to high turn-over ("churn") among subscribers and a decline in average revenues per subscriber for many services, including the services offered by the Company. Specifically, one-way wireless messaging has experienced a decline in new service unit additions and declining average revenue per unit ("ARPU"). Substantially all of the Company's revenues are derived from one-way wireless messaging.

         The Company believes that continued stimulation of growth in the wireless industry in general will occur as wireless networks become more data capable and as applications become integrated. The most dramatic growth is expected to occur through the convergence of fixed networks, wireless networks and the Internet, enabling information available via the Internet to meet the needs of users in the fast growing mobile environment. Historically, however, these factors have not existed in the wireless marketplace. The U.S., in particular, lacks uniform standards, and accordingly, wireless network infrastructure is application or service specific. This has encumbered companies seeking to sell value-added services that require connectivity between wireless applications and the Internet. The Company believes the next explosion of wireless services will occur when networks are leveraged for integrated applications and when users can access all of their communications services through whatever device they happen to be using, regardless of whether it is wireless or wired.

The Company believes that its advanced networking technologies have the potential to appeal to a wide spectrum of industry participants seeking to achieve cost savings and to market unified service offerings. The Company believes its networking technologies provide solutions by leveraging the existing public service telephone network ("PSTN") to enable open access to multiple services (wired or wireless) regardless of the protocol used within networks or end-user devices. Through development of software enhanced products, the Company believes its technologies can deliver broad market solutions that unify discrete wireless services and integrate these services with the Internet, in a manner that is transparent to the end user.

BUSINESS

         The Company was founded in 1991 as a wireless network carrier to provide unbranded, wholesale one-way messaging network services to companies for resale to their customers.

NETWORK SERVICES

         The Company's one-way wireless networks enable its customers to offer competitive, branded messaging services to their subscribers, while incurring costs on an as-needed basis. The Company currently owns and operates networks in four regions of the United States, including the Southeast, Mid-Atlantic, Northeast and Midwest. As of December 31, 2000, the Company provided network services to approximately 1,500 companies, which collectively had 409,979 units in service on the Company's networks.

NETWORKING PRODUCTS

         The Company's networking technologies increase processing efficiencies and create open environments to enable businesses to reduce operating costs and seamlessly expand and unify service offerings. The Company completed commercial development of the first software-enhanced products utilizing these technologies at the end of 1999. The Company is in the early stages of marketing and development of software enhanced networking products, and related revenues for 2000 were insignificant. As of the date of this filing, the Company has developed the following initial products:

Switching

         Switching is an important component of networking technology, providing control and routing of telephony that is used for communications services. The Company's first commercial switch product is the Platform1(R) modular switch. Platform1(R) incorporates the Company's patented call algorithm, which permits the routing of individual telephone numbers to multiple servers and terminals at extremely high speeds and on an as needed basis (a "server" or "terminal" is where the service application, customer database and billing data resides, and for purposes of this document, the terms "server" and "terminal" are sometimes used interchangeably.) Platform1(R) allows individual numbers and circuits to be dynamically shared between servers, enabling circuit capacity to be allocated among service offerings, rather than being dedicated to discrete offerings as in traditional network architectures. This allows companies to gain better utilization of existing capacity and reduce costly dedicated PSTN circuits.

         Platform1(R) Products

         - Base Unit. Platform1(R) can "front-end" legacy equipment, thereby interconnecting existing hardware to reduce circuit requirements and integrate offerings without needing to replace or duplicate existing network equipment. The Platform1(R) chassis is rack-mounted, enabling it to be integrated within existing switching centers with minimal additional space and power requirements. Further, this hardware design allows companies to cost effectively distribute Platform1(R) in local points of presence "POPs", reducing the distance a service provider must transport its traffic over costly leased line circuits. The Company began shipments of the Platform1(R) base unit in the first half of 2000.

         - Unified Messaging. The Company's product strategy is to take existing end-user service applications (such as messaging and Internet access) and incorporate the related software into server card modules that fit into slots in the Platform1(R)chassis. This is expected to allow companies to add current and future service applications without the need for traditional bulky and expensive, dedicated server equipment. Platform1(R)is designed to allow its service modules to be "hot swappable", enabling upgrades and expansion in a live environment. In order to leverage its existing network service customer base, the Company's initial modules are for one-way data and voice messaging and email notification. Additional planned modules in development include, but may not be limited to, Internet service; voice over IP (Internet Protocol) applications; and bundling of value-added services with local telephone access. Future modules may include two-way messaging applications, conversational wireless applications (such as personal communications services or "PCS"), and private networking solutions (such as Intranets.) The schedule of introduction of new service modules to the marketplace will depend, among other things, on the timing and availability of capital and personnel resources.

                  Features of Platform1(R)

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

         iTerminal(TM) Products

         - The iTerminal(TM) incorporates certain features of the Platform1(R) into a standard desktop computer chassis. The iTerminal(TM) is the Company's first such product that bundles a suite of server applications into a desktop unit. This product is targeted toward the Company's network services customer base and incorporates paging, voice mail and email notification into a user friendly, PC-based product. A company can locate an iTerminal(TM) in most standard business offices and transport subscriber traffic to a network carrier, such as the Company, via the Internet. The Company began shipments of iTerminal(TM) products to customers in the first half of 2000.

         iLink Products

         - The iLink router utilizes the Internet for networking of wireless messaging traffic (TNPP) between multiple locations. The iLink assigns virtual ports to remote addresses, thereby reducing the cost to many network carriers of processing traffic at central hub points. Because the iLink connects to the Internet, it reduces the need for serial port connections, resulting in a smaller, less expensive hardware design than many traditional routers. The Company began shipments of iLink products to customers in the first half of 2000.

         Internet TNPP Modem

         - The Internet TNPP Modem is a 2 port router that sends and/or receives TNPP traffic over the Internet to or from one destination only. This allows TNPP traffic to be sent and received over the Internet rather than through a costly leased line connection. The Company began shipments of Internet TNPP Modems in the first half of 2000.

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

         The Company groups its network customers into two principal categories:

    - Traditional, or non-facilities-based, "resellers" that purchase both airtime and switching services from the Company on a fixed monthly per unit basis.

    - "Direct Access" customers that utilize their own switching equipment and purchase only airtime from the Company on a fixed monthly per unit basis.

         The Company believes its Direct Access program is unique, because most carriers have branding conflicts with their resellers and do not encourage them to become switch-based. Direct Access customers benefit because they control their own telephone numbers, allowing them to sell value-added services and to bundle offerings. Historically, however, becoming a Direct Access customer was cost prohibitive for many resellers, due to the initial capital investment in sophisticated equipment and the ongoing monthly expense of dedicated lease line circuits to transport data from the customer's POP to the Company's networks. The Company's iTerminal(TM) product reduces market entry costs by unifying paging, voicemail and email notification in a single desktop unit and by utilizing the Internet to transport traffic to the Company's networks. During 2000, the Company began to market iTerminal(TM)s to resellers and carriers and believes this product has the potential to expand the Company's Direct Access customer base.

Networking Products

         The potential market for the Company's networking products includes any type of company that utilizes telephony to transmit data (wired or wireless) when speed, flexibility and cost reduction are key requirements. The Company's initial products are targeted toward companies similar to those that purchase network services from the Company, including companies that sell, among other things, one-way wireless messaging services. The Company has a number of additional applications under development that it believes may bring similar benefits to Internet service providers ("ISPs"), competitive local exchange carriers ("CLECs"), two-way wireless data and voice carriers, and private networking companies. The Company believes its networking products may be attractive to these additional customer segments because these companies can achieve cost reductions and efficiently expand their service offerings and POPs. Development and introduction of new service modules to the marketplace will depend, among other things, on the timing and availability of capital and personnel resources.

SALES AND MARKETING

         Because the Company does not market its products and services directly to end users, it provides selling, marketing and customer service to businesses, rather than directly to its customers' many subscribers. Therefore the Company has relatively fewer sales, marketing and customer service personnel than a direct marketing company. The Company markets its network services through field sales personnel located in certain of its local markets and through telemarketing activities. The Company's initial sales efforts related to its networking products are being conducted primarily by its network sales organization and are targeted toward the Company's existing customer base as well as similar companies with which the Company had not historically conducted business.

OPERATIONS

NETWORK DESIGN AND OPERATIONS

         The Company employs an efficient network architecture utilizing regional Technical Control Centers ("TCCs") that centrally control its networks in multiple local markets within a wide geographic region. As of December 31, 2000, the Company had five TCCs in operation. Each TCC is a switching center, housing paging terminals, satellite facilities, network monitoring systems, local and long distance telephone lines, and emergency power backup. Each TCC is connected to remote POPs, located in other cities, which house local telephone lines, power back-ups and alarm systems. Each POP is connected to a TCC via a dedicated leased line ("T-1") circuit that transports local paging traffic from the POP city to the TCC for central processing. The T-1 lines enable TCCs to process telephone numbers that are local to the POP city. In 1997, the Company installed its first prototype network switching technology in its Midwest region, which allowed the Company to increase its processing speed and gain cost savings. The Company has planned to deploy its networking products throughout its own network markets in order to reduce monthly circuit cost and enable the expansion of services; however, the timing of an internal deployment will depend, among other things, on the timing and availability of capital. Further, there can be no assurance that the deployment of these networking technologies will result in significant reductions in the operating expenses of the Company's networks.

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

PRODUCT DEVELOPMENT

                  The Company is engaged in ongoing product development efforts to remain at the forefront of advanced networking technology. The Company recognizes that there are many companies with more substantial resources than the Company that are engaged in similar product development activities in order to provide networking solutions. The Company believes that its extensive expertise as a network operator has allowed it to anticipate market needs and be first to market with the solutions embodied in its initial products. The Company is committed to continuing to enhance its existing technologies and to developing additional applications to expand its customer marketplace. However, the early stage of development of the Company's networking products business and its dependence on limited personnel have resulted in delays in development of product enhancements and future applications. The Company believes its ability to continue to introduce new products will depend, among other things, on the timing and availability of capital.

         The majority of the Company's product development staff consists of engineers or computer science professionals. The costs associated with the Company's product development efforts are included in cost of goods in the Company's financial statements and are recognized as products are delivered to customers.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT

         The markets for the Company's networking products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating communications systems. The Company's operating results will depend to a significant extent on its ability to continue to introduce and market new systems, products, and software successfully on a timely basis and to reduce costs of existing systems, products, software and services. The success of these and other new offerings is dependent on several factors, including cost, timely completion and introduction, identification of customer needs, differentiation from offerings of the Company's competitors and market acceptance. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in certain cases, certification by non-U.S. and U.S. standard-setting bodies.

         The Company was issued a U.S. patent for the "Intelligent, High Speed Switching Matrix" on September 14, 1999 which will provide certain protection for the routing algorithm utilized in the Company's Platform1(R) and iTerminal(TM) networking products. This patented technology may be utilized in additional networking products. The issue date for this patent was September 14, 1999 and the invention will be protected for a period of twenty (20) years from the date that the earliest application was filed, or through August 26, 2017. The Company has additional patents pending for the routing algorithm in Australia, Brazil, Canada, China, Japan, Mexico, New Zealand and western Europe. The Company intends to pursue the patentability of other technologies relating to its development of networking products and applications.

COMPETITION

         The wireless industry is highly competitive and has few barriers to entry. In the case of network services, companies generally compete on the basis of price, quality, coverage area, speed of transmission, system reliability and service. Increased competition has forced wireless carriers and resellers to lower their prices, with monthly average revenue per unit ("ARPU") for one-way paging services declining, while at the same time, competition has caused high subscriber turnover and an industry-wide decline in net services unit additions. The Company believes that ARPU will remain low while competition will continue to increase, requiring distribution channels to focus on cost reduction and increased marketing of value-added products and services in order to achieve increased cash flow per subscriber. Several companies offer national messaging services to their subscribers. By contrast, the Company markets network services primarily on a local or regional level in the Eastern United States. In addition, the United States Congress and the Federal Communications Commission (the "FCC") have authorized the use of newly allocated spectrum for mobile and portable radio communications services, including specifically for narrowband PCS. Some of the primary uses envisioned by narrowband PCS licensees are advanced voice messaging and two-way acknowledgment paging. It is expected that companies offering narrowband advanced messaging will compete with one-way messaging companies.

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

         The Company has over 200 FCC licenses to build and operate high power PCP paging systems. The Company operates 157.74 MHz paging networks in 27 markets in the Northeast, Mid-Atlantic, Southeast, North Central, and Midwest regions; a 462.825 MHz network in the Atlanta metropolitan area; and a 462.75MHz network in the Augusta, Georgia metropolitan area. Finally, the Company has 14 FCC licenses to operate the following exclusive RCC paging systems: 1) a 158.10MHz network in and around Jacksonville, Florida; 2) a 152.60MHz network in the New York metropolitan area; 3) a 152.84MHz network in the Atlanta metropolitan area; 4) a 931.2625MHz network in the Orlando, Florida metropolitan area; and 5) a 931.3125MHz network in the New York metropolitan area. The FCC licenses set forth the technical parameters, such as signal strength and tower height, under which the Company is authorized to use those frequencies. The Company's FCC licenses are issued to its wholly owned subsidiary, PNI Spectrum, LLC. Each license is issued for a 10-year period, after which it must be renewed with the FCC. Current licenses expire at varying dates between 2001 and 2011.

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

EMPLOYEES

         On December 31, 2000, the Company had 55 employees; 16 in administration, 14 in marketing and sales, 17 in network services engineering operations and 8 in networking products. The Company's employees are not unionized, and the Company believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES

    The Company leases a total of approximately 33,000 square feet of office space in two different locations, including Norcross, Georgia, and Syosset, New York. The Company also currently leases a total of approximately 29,000 square feet at five different locations for its TCCs. The Company has approximately 460 site and tower leases for the operation of its network transmitters and other equipment on commercial broadcast towers and at other fixed sites. These leases expire at various dates from 2001 to 2007.

         The Company believes that in general the terms of its leases are competitive based on market conditions. The Company believes its facilities are suitable and adequate for its purposes.

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject to routine litigation in the ordinary course of business and may become subject to future litigation arising out of its operations in the ordinary course of business. Due to the Company's limited financial capabilities, the adverse determination of any legal proceeding could significantly impair the Company's ability to fund its future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND DIVIDEND INFORMATION

         Beginning March 1, 1996, and continuing through March 22, 1999, the Company's Common Stock traded on the Nasdaq Stock Market's National Market under the symbol "PFNT." The Company's Common Stock was delisted from the Nasdaq Stock Market's National Market effective as of the close of business on March 22, 1999. Since March 23, 1999, the Company's Common Stock has been traded on the Over The Counter Bulletin Board and on August 16, 2000, changed its stock symbol to "PNLG." Prior to March 1, 1996, there was no established public trading market for the Common Stock.

         Set forth below are the high and low sales prices for the shares of the Company's Common Stock for each quarterly period in 1999 and 2000.

                                                               1999                          2000
                                                       --------------------          --------------------
QUARTER ENDED                                           HIGH           LOW            HIGH           LOW
-------------                                          -----          -----          -----          -----
March 31 ....................................          $1.69          $0.09          $3.88          $0.19
June 30 .....................................           0.56           0.06           2.06           0.69
September 30 ................................           0.28           0.13           0.98           0.41
December 31 .................................           0.38           0.09           0.47           0.06

         On March 30, 2001 there were approximately 1,332 stockholders of the Company, based on the number of holders of record and an estimate of the number of individual stockholders represented by securities position listings.

         Since organization, the Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of dividends paid with respect to previously outstanding Redeemable Convertible Preferred Stock.

         The Company intends to retain all working capital and earnings, if any, to fund the Company's operations. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's results of operations, financial condition and capital requirements, the terms of any then existing indebtedness, general business conditions and such other factors as the Board of Directors deems relevant.

         The Company's credit facilities contain covenants which, among other things, prohibit the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         The were no sales of unregistered securities in 2000.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial and operating data as of and for each of the five years in the period ended December 31, 2000 are derived from the consolidated financial statements and other records of the Company. The data should be read in conjunction with the consolidated financial statements and related notes and other financial information included herein.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------------------
                                                                      1996         1997         1998         1999         2000
                                                                    ------------------------------------------------------------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues
   Network services ............................................    $  6,121     $ 12,456     $ 13,204     $ 12,841     $ 10,468
   Pager sales .................................................       5,279        5,458        6,172        3,999        3,160
   Networking products .........................................          --           --           --           --          302
    Other services .............................................         334           --          191          193          175
                                                                    ------------------------------------------------------------
           Total revenues ......................................      11,734       17,914       19,567       17,033       14,105
                                                                    ------------------------------------------------------------
Cost of revenues
   Network services ............................................       4,621        8,379        8,612        8,284        6,944
   Pager sales .................................................       7,830        8,603        6,246        3,777        2,881
    Networking products ........................................          --           --           --           --          394
    Other services .............................................          12           --           --           10            3
                                                                    ------------------------------------------------------------
            Total cost of revenues .............................      12,463       16,982       14,858       12,071       10,222
                                                                    ------------------------------------------------------------
Gross margin ...................................................        (729)         932        4,709        4,962        3,883
Selling, general and administrative expenses ...................       7,959       12,001        9,818        8,429        6,638
Other ..........................................................          --          278           --           14          (95)
Depreciation and amortization ..................................       2,428        6,214        6,095        5,204        5,199
Impairment loss(1) .............................................          --           --           --        1,340           --
                                                                    ------------------------------------------------------------
Operating loss .................................................     (11,116)     (17,559)     (11,204)     (10,025)      (7,859)
Interest expense ...............................................        (235)      (1,241)      (2,010)      (1,811)        (662)
Interest income ................................................       1,121          455          351          173          226
Gain/(loss) on asset disposal ..................................          --           --           --           (5)          --
                                                                    ------------------------------------------------------------
Loss from continuing operations before income taxes and
  cumulative effect of change in accounting principle ..........     (10,231)     (18,345)     (12,863)     (11,668)      (8,295)
Income tax benefit .............................................          --           --           --        4,000           --
                                                                    ------------------------------------------------------------
Net loss from continuing operations before cumulative effect of
      change in accounting principle ...........................     (10,231)     (18,345)     (12,863)      (7,668)      (8,295)
    Discontinued operations:
    Net income/(loss) from discontinued operations, net of
    income tax .................................................          31         (806)      (2,328)        (153)          --
Gain on sales of subsidiaries, net of income tax ...............          --           --           --        4,013           --
                                                                    ------------------------------------------------------------
        Net income from discontinued operations ................          --         (806)      (2,328)       3,860           --
        Cumulative effect of change in accounting principle ....          --           --           --       (1,209)          --
                                                                    ------------------------------------------------------------
Net loss .......................................................     (10,199)     (19,152)     (15,192)      (5,017)      (8,295)
                                                                    ============================================================
        Net loss attributable to Common Stock ..................    $(11,674)    $(20,206)    $(18,220)    $ (8,479)     (11,961)
                                                                    ============================================================
        Net income/(loss) per share of Common Stock from(2):
        Continuing operations before cumulative effect
          of change in accounting principle ....................    $  (0.91)    $  (1.21)    $  (0.98)    $  (0.68)    $  (0.72)
Discontinued operations, net of income tax .....................    $    0.0     $  (0.05)    $  (0.14)    $   0.23           --
Cumulative effect of change in accounting principle ............          --           --           --     $  (0.07)          --
Net loss per share of Common Stock .............................    $  (0.91)    $  (1.26)    $  (1.12)    $  (0.52)    $  (0.72)
Weighted average number of common shares used in
  calculating net loss per share of Common Stock ...............      12,815       16,060       16,258       16,362       16,505
Pro forma net loss assuming change in accounting principle is
  applied retroactively ........................................    $(12,197)    $(19,674)    $(14,984)    $ (3,184)    $ (8,295)
Pro forma net loss attributable to Common Stock assuming
        change in accounting principle is applied retroactively     $(13,671)    $(20,729)    $(18,012)    $ (6,647)    $(11,961)
Pro forma net loss per share ...................................    $  (1.07)    $  (1.29)    $  (1.11)    $  (0.41)    $  (0.72)
EBITDA(3) ......................................................    $ (8,688)    $(11,346)    $ (5,109)    $ (3,481)    $ (2,660)
Capital expenditures (including network asset purchases) .......    $ 16,495     $ 19,214     $  1,431     $    467     $    509

                                                                                            DECEMBER 31,
                                                                    ------------------------------------------------------------
                                                                      1996         1997         1998         1999         2000
                                                                    ------------------------------------------------------------
                                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Current assets .................................................    $ 30,725     $ 14,748     $ 14,659     $  9,034     $  4,901
Property and equipment, net ....................................      21,559       25,569       21,556       14,926       11,423
Total assets ...................................................      66,125       66,233       60,032       39,143       30,273
Notes payable, including current portion .......................      17,025       19,782       19,033        6,069        5,436
Redeemable preferred stock .....................................          --       13,956       23,968       27,431       31,097
Stockholders' equity (deficit) .................................      40,583       27,773       10,556        2,101       (9,554)

(1) At December 31, 1999, an impairment loss of $1.3 million was charged to operations as a write down of the assets recorded by the Company for its previously planned network expansion.

(2) All net loss per share amounts were computed using the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98. Basic and diluted amounts are identical. See note B-15 to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data".

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

OVERVIEW

         The Company was founded in 1991 to provide unbranded, wholesale one-way wireless messaging network services to companies for resale to their customers. In pursuing this strategy, the Company developed a number of advanced networking technologies aimed at increasing its efficiency as a network operator. During 1999, the Company completed development of its intelligent, high-speed switching technology and began to commercialize related products for sale to other companies. This technology creates networking solutions that provide companies with greater processing efficiencies, cost savings, and an open platform to bring them closer to their customers through unified service offerings. In early 2000, the Company began to ship its first software enhanced networking products and is developing a number of additional hardware, software and service offerings to address each of the wireless, fixed network and Internet marketplaces. With the introduction of its networking products, the Company intends to augment its one-way wireless network services and evolve into a developer and supplier of advanced communications hardware and software products. The Company is at an early stage of development of its networking products business. Substantially all of its revenues are currently derived from its network services.

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

         During the past several years, the Company has undertaken certain initiatives to gain greater operating efficiencies and to reduce its overall operating costs. The Company intends to continue to pursue strategies to rationalize its network services business, which will include both marketing initiatives to increase related revenues, as well as further cost reduction efforts. These cost reduction efforts may include, among other things, the internal deployment of the Company's networking technologies in order to achieve operating cost reductions, and may also include the sales of certain network assets that do not contribute to profitability. Results of operations from EPS and PTS are presented as discontinued operations and all prior periods have been restated accordingly. Other than with respect to those results reported as discontinued operations, management's discussion and analysis of financial condition and results from operations reflects only continuing operations.

         During the years ended December 31, 1998, 1999 and 2000, no customer of the Company provided greater than 10% of its revenues.

RESULTS OF OPERATIONS

         The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the three years ended December 31, 1998, 1999 and 2000, as a percentage of total revenues.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                            1998              1999              2000
                                                                           ------            ------            ------
Revenues
   Network services .............................................            67.5%             75.4%             74.2%
   Pager sales ..................................................            31.5              23.5              22.4
   Networking products ..........................................              --                --               2.1
   Other services ...............................................             1.0               1.1               1.3
                                                                           ------            ------            ------
       Total revenues ...........................................           100.0             100.0             100.0
                                                                           ------            ------            ------

Cost of revenues
   Network services .............................................            44.0              48.6              49.2
   Pager sales ..................................................            31.9              22.2              20.4
   Networking products ..........................................              --                --               2.8
   Other services ...............................................              --               0.1               0.0
                                                                           ------            ------            ------
       Total cost of revenues ...................................            75.9              70.9              72.4
                                                                           ------            ------            ------

Gross margin ....................................................            24.1              29.1              27.6
Selling, general and administrative expenses ....................            50.2              49.5              47.1
Other expenses ..................................................              --               0.1              (0.7)
Depreciation and amortization ...................................            31.1              30.6              36.9
Impairment loss .................................................              --               7.8                --
                                                                           ------            ------            ------
       Operating loss ...........................................           (57.3)            (58.9)            (55.7)
Interest expense ................................................           (10.3)            (10.6)             (4.7)
Interest income .................................................             1.8               1.0               1.6
                                                                           ------            ------            ------
Loss from continuing operations before income taxes and
  cumulative effect of change in accounting principle ...........           (65.7)            (68.5)            (58.8)
Income tax benefit ..............................................              --              23.5                --
                                                                           ------            ------            ------
Net loss from continuing operations before income taxes and
  cumulative effect of change in accounting principle ...........           (65.7)            (45.0)            (58.8)
Discontinued operations
     Income/(loss) from operations, net of income tax ...........           (11.9)             (0.9)               --
     Gain on sales of subsidiaries, net of income tax ...........              --              23.6                --
     Net income/(loss) from discontinued operations .............           (11.9)             22.7                --
Cumulative effect of change in accounting principle .............              --              (7.1)               --
                                                                           ------            ------            ------
       Net loss .................................................           (77.6)%           (29.5)%           (58.8)%
                                                                           ======            ======            ======

EBITDA ..........................................................           (26.1)%           (20.4)%           (18.8)%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

         Total revenues were $14.1 million for the year ended December 31, 2000 compared to $17.0 million for the year ended December 31, 1999. The decrease in total revenues compared to the prior year was due to lower revenues from network services and pager sales. This was partially offset to an insignificant extent by an increase in revenues from networking products, which PNI began to sell in 2000.

         Revenues from network services were $10.5 million for the year ended December 31, 2000 compared to $12.8 million for the year ended December 31, 1999. PNI's airtime revenues have been affected by industry trends of increased competition for reseller service units, declining service unit net additions and declining average revenue per unit ("ARPU").

The Company's airtime revenues were also affected by its limited working capital available for pager purchases in 2000, because its customers typically rely on the Company for pager supply in order to add service units to the Company's networks. Due to these factors, PNI experienced a decline in total units in service to 409,979 at December 31, 2000, compared to 525,622 at December 31, 1999. In addition, total average revenue per unit ("ARPU") declined to $1.88 for the year ended December 31, 2000, compared to $1.99 in the prior year. PNI has undertaken certain marketing initiatives to address these competitive pressures; however, no assurances can be given that these marketing initiatives will lead to increased airtime revenues in the future, and the trend toward decreasing network services revenues may continue.

         Revenues from pager sales were $3.2 million for the year ended December 31, 2000 compared to $4.0 million for the year ended December 31, 1999. The decrease in revenues from pager sales resulted from a limited amount of working capital available to the Company to purchase pagers in 2000.

         PNI is in the early stages of development of its networking products business. PNI began commercial shipments of its first networking product, the iTerminal(TM) desktop messaging terminal, in early 2000, and has subsequently introduced additional products, including its Platform1(R) intelligent, high-speed, modular switch. PNI generated $302,000 of revenues from sales of networking products during 2000. During the second half of 2000, PNI's development team was primarily engaged in a Platform1(R) customer product installation. Due to PNI's limited development personnel, dedication of these personnel to that installation inhibited its ability to complete customer orders. Due to the early stages of commercial sales of PNI's networking products and PNI's limited working capital, there can be no assurance that the Company will not experience further delays or that PNI's networking products will achieve significant sales volumes.

Cost of Revenues

         Cost of network services were $6.9 million for the year ended December 31, 2000 compared to $8.3 million for the year ended December 31, 1999. The decrease in cost of network services is due to continued initiatives to reduce operating costs.

         Cost of pager sales were $2.9 million for the year ended December 31, 2000 compared to $3.8 million for the year ended December 31, 1999, due primarily to the decrease in pager revenue.

         Cost of networking products for the year ended December 31, 2000 was $394,000. The majority of the cost of networking products for 2000 resulted from an allocation of expenses that had previously been included in S,G&A and are now associated with the delivery of commercial products. Due to the early stages of commercial sales of PNI's networking products and its attempts to build its networking products business, this relatively fixed expense allocation exceeded the networking products revenues for the year.

Overhead

         S,G&A expense was $6.6 million for the year ended December 31, 2000 compared to $8.4 million for the year ended December 31, 1999. The decreases in S,G&A were due primarily to certain cost reduction measures during the third quarter of 1999 through employee terminations, and the reallocation of certain SG&A expenses to cost of networking products.

         Depreciation and amortization expense was $5.2 million for the years ended December 31, 2000 and 1999.

         Interest expense was $662,000 for the year ended December 31, 2000 compared to $1.8 million for the year ended December 31, 1999. The decrease in 2000 is the result of reductions in total debt outstanding in the second and fourth quarters of 1999.

         Net loss for the year ended December 31, 2000 was $8.3 million compared to $10.3 million for the year ended December 31, 1999 (1999 net loss represents continuing operations before impairment loss and cumulative effect of change in accounting principle). The decreased losses are due to decreases in SG&A and interest expense, as described above.

         The net loss attributable to Common Stock for the year ended December 31, 2000 was $12.0 million compared to $8.5 million for the year ended December 31, 1999. The net loss attributable to Common Stock for 2000 increased due to gains recognized on the sales of EPS and PTS in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

         Total revenues were $17.0 million for the year ended December 31, 1999 compared to $19.6 million for the year ended December 31, 1998, due primarily to decreased pager sales.

         Revenues from network services were $12.8 million for the year ended December 31, 1999 compared to $13.2 million for the year ended December 31, 1998. Total units in service remained relatively unchanged at December 31, 1999 (525,622), compared to December 31, 1998 (525,274). However, total ARPU declined to $1.99 for the twelve months ended December 31, 1999, compared to $2.23 in the prior year.

         Revenues from pager sales were $4.0 million for the year ended December 31, 1999 compared to $6.2 million for the year ended December 31, 1998. The decrease in revenues from pager sales resulted from a limited amount of working capital available to the Company to purchase pagers in 1999.

Cost of Revenues

         Cost of network services was $8.3 million for the year ended December 31, 1999 compared to $8.6 million for the year ended December 31, 1998. The decrease in cost of network services is due to continued initiatives to reduce operating costs.

         Cost of pager sales were $3.8 million for the year ended December 31, 1999 compared to $6.2 million for the year ended December 31, 1998, due primarily to the decrease in pager sales.

Overhead

         S,G&A was $8.4 million for the year ended December 31, 1999 compared to $9.8 million for the year ended December 31, 1998. The decreases in S,G&A were due to certain cost reduction measures during the third quarter of 1999 through employee terminations.

         Depreciation and amortization expense was $5.2 million for the year ended December 31, 1999 compared to $6.1 million for the year ended December 31, 1998. The decrease is due to the lesser amount of equipment purchased or placed in service during 1998 compared to prior years combined with certain equipment becoming fully depreciated and certain market start-up costs no longer being amortized in 1999.

         Interest expense was $1.8 million for the year ended December 31, 1999 compared to $2.0 million for the year ended December 31, 1998. The decrease in 1999 is the result of reductions in total debt outstanding during 1999.

         Net loss from continuing operations before impairment loss and cumulative effect of change in accounting principle for the year ended December 31, 1999 was $10.3 million compared to $12.9 million for the year ended December 31, 1998. The decreased losses are due to increases in gross profit and decreases in SG&A. At December 31, 1999, an impairment loss of $1.3 million was charged to operations as a write down of the assets recorded by the Company for its previously planned network expansion. There was no impairment loss for the year ended December 31, 1998. The cumulative effect of change in accounting principle for the year ended December 31, 1999 resulting from the write-off of market start-up costs as required by SOP 98-5 was $1.2 million, net of a tax benefit of $623,000, and $0 for the year ended December 31, 1998. The Company also recorded a $4.0 million income tax benefit from the sale of PTS and EPS in 1999.

         The net loss from discontinued operations, net of tax, for the year ended December 31, 1999 was $153,000 compared to net loss of $2.3 million for the year ended December 31, 1998. The gain on the sales of PTS and EPS, net of income taxes of $5.1 million, for the year ended December 31, 1999 was $4.0 million.

         The net loss attributable to Common Stock for the year ended December 31, 1999 was $8.5 million compared to $18.2 million for the year ended December 31, 1998. The net loss attributable to Common Stock for 1999 decreased due to decreased operating losses and the gain on the sales of PTS and EPS. This decrease was partially offset for the year by the impairment loss and cumulative effect of adopting the new accounting principle for market entry costs.

LIQUIDITY AND CAPITAL RESOURCES

Summary of 2000 Events

         At December 31, 2000, PNI had $1.9 million in cash, $1.6 million in net accounts receivable, $1.9 million in accounts payable and $1.2 million in accrued liabilities. An aggregate of $5.4 million in principal plus accrued interest was outstanding under PNI's credit facilities with its lenders as of December 31, 2000. PNI's net cash used in continuing operations for the twelve month period ended December 31, 2000 was $2.3 million, compared to $4.8 million in 1999. The improvement in the twelve month period was due to reduced net losses from continuing operations before impairment loss and cumulative effect of change in accounting principle, and due to management of the Company's current liabilities.

         During 2000, PNI continued in its efforts to develop its networking products business, and to that end incurred expenses in the development and promotion of this business that it would not have incurred solely as a provider of network services. PNI has not yet achieved significant sales of its networking products, and its costs attributable to this business have exceeded its revenues. PNI's principal revenue source remains its network services business, which continues its trend toward lower per-user and aggregate revenues. PNI has undertaken certain marketing initiatives to address competitive pressures in its network services business, although no assurances can be given that this will lead to increased airtime revenues in the future, and the trend toward decreasing network services revenues may continue.

         The networking products business is an early-stage business operating in a new and rapidly evolving market. PNI's limited operating history with respect to this business makes an evaluation of its business and prospects very difficult. In 2000, PNI derived only $302,000 in total revenues from the sale of networking products. While PNI believes that this low sales volume is attributable in part to PNI's limited resources to exploit its networking products business, it may also be an indication of limited demand for these products. The risks and difficulties that the networking products business will continue to encounter as an early stage business include, but are not limited to, limited funding from PNI, a competitive business environment, the validity of certain patent and intellectual property rights protecting this technology, other competing products offered by third party manufacturers, and the overall economic state of the telecommunications industry. There can be no assurances that PNI will be successful in the sale of networking products.

         PNI has three primary lenders, as further discussed in the "Capital Resources" section below. At December 31, 2000, PNI had $1.9 million outstanding under a senior credit facility that is secured by substantially all of the assets of PNI and is to be used for working capital purposes. The amount outstanding under this facility was due on March 31, 2001. PNI notified this lender of its intent to delay this payment and of its efforts to complete a strategic transaction (as further discussed in the "Capital Resources" section below) that would enable it to retire this obligation. PNI is presently in discussions with this lender with respect to forbearance of this lender's rights relating to the defaults during the period in which PNI hopes to consummate the strategic transaction. Beginning in February 2001, PNI ceased to make principal and interest payments to its two other primary lenders, although these payments were due under the applicable loan agreements. These loans are secured by the majority of PNI's paging network assets. As of the date that PNI ceased to make payments to these institutions, the aggregate outstanding balance totaled $3.3 million, of which $1 million was due and payable on March 31, 2001. Thereafter, PNI is required to make regular principal payments to these lenders in the aggregate average monthly amount of $180,000 (in addition to monthly interest payments) for the remainder of 2001. PNI notified these lenders of its intent to delay these payments and of its efforts to complete a strategic transaction that would enable it to retire these obligations, although neither lender has amended its loan agreement with PNI. These lenders presently are able to declare the principal and all accrued interest currently due. In such event, PNI would be required to explore a variety of alternatives, including selling or licensing various assets, or seeking protection under the U.S. Bankruptcy Code.

Capital Resources

    PNI continues to experience an erosion of its revenues from traditional one-way paging, which is the core of PNI's network services business and its principal revenue source. This decline in networking services revenue is indicative of the trends experienced by other one-way paging carriers. PNI expects to continue to experience significant net losses and negative cash flows. At the same time, PNI has been unable to borrow additional amounts from its existing lenders, or to obtain access to other sources of debt or equity capital, in amounts sufficient to fund current operations. As a result, PNI expects that cash generated from operations, plus its existing cash resources, will not permit PNI to continue as a going concern beyond the second quarter of 2001 without a significant change in its business, debt restructuring and/or completion of a strategic transaction.

         PNI has purchased certain of its paging network equipment under a vendor financing facility bearing interest at the rate of 12.57%. This credit facility was established in 1996 and this lender has since amended certain terms and conditions.

This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. In connection with PNI's sale of its subsidiary EPS Wireless, Inc. in December 1999, this lender amended this facility with respect to the outstanding balance to suspend principal payments until March 31, 2001 (although PNI is still obligated to pay interest). A principal payment of $1 million was due March 31, 2001, following which PNI is obligated to make monthly principal payments of approximately $124,000 until December 2001. As of December 31, 2000, there was $1.9 million outstanding under this facility with no additional availability. PNI ceased to make interest payments to this lender in February 2001 and as of the date of this filing has not made the payment due on March 31, 2001, both of which constitute events of default. PNI notified this lender of its intent to delay these payments and of its efforts to complete a strategic transaction (as further described below) that would enable it to retire this obligation, although this lender has not amended its loan agreement with PNI. This lender presently is able to declare the principal and all accrued interest currently due, which would have a material adverse effect on the Company.

         The Company has purchased certain of its paging network equipment under a secured credit facility from a finance company bearing interest at a rate of 10.0%. This credit facility was established in 1996 and this lender has since amended certain terms and conditions. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. In connection with the sale of its subsidiary Preferred Technical Services, Inc., in May 1999, this lender amended this facility with respect to the outstanding balance to suspend principal payments until May 2000 (although the Company is still obligated to pay interest). In May 2000, a principal payment of $613,000 was due and paid, following which monthly principal payments of approximately $56,000 are due until February 2003. As of December 31, 2000, there was $1.4 million outstanding under this facility with no additional availability. PNI ceased to make principal and interest payments to this lender in February 2001, both of which constitute events of default. PNI notified this lender of its intent to delay these payments and of its efforts to complete a strategic transaction (as further described below) that would enable it to retire this obligation, although this lender has not amended its loan agreement with PNI. This lender presently is able to declare the principal and all accrued interest currently due, which would have a material adverse effect on the Company.

         During 1999, the Company repaid in full its senior credit facility that was used to finance paging network acquisitions. At December 31, 1999, the Company had established a $2.0 million revolving credit facility with this financial institution to be used for working capital purposes. The outstanding balance under this facility bears interest at 2% plus the prime rate. The amount outstanding under this facility as of December 31, 2000 was $1.9 million, which was due on March 31, 2001. PNI notified this lender of its intent to delay this payment and of its efforts to complete a strategic transaction (as further described below) that would enable it to retire this obligation. PNI is presently in discussions with this lender with respect to forbearance of this lender's rights resulting from the defaults during the period in which PNI hopes to consummate the strategic transaction. Borrowings under this facility are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to a variety of issues. This lender presently is able to declare the principal and all accrued interest currently due, which would have a material adverse effect on the Company.

         Because of the reduction in cash flow and concurrent failure to meet the debt obligations discussed above, PNI's lenders could exercise their rights to accelerate such debt. In certain circumstances, the holders of PNI's Class A Redeemable Preferred Stock and the Class B Senior Redeemable Preferred Stock also may accelerate the debt associated with those classes of Preferred Stock. In either event, PNI would be unable to satisfy those obligations.

         In addition to the above-described issues related to PNI's indebtedness, PNI's current financial situation could impact operations in a number of other ways, some, but not all, of which are described here. PNI continues to operate at a loss, and does not expect continuing operations to generate sufficient cash to meet its continuing obligations. PNI's current financial condition may adversely affect its ability to obtain supplies and services from vendors on acceptable terms, to maintain relationships with its existing vendors (in particular, its relationships with suppliers responsible for keeping PNI's networks operational), and to retain and attract employees and customers. These factors could, in turn, aggravate the condition PNI presently is experiencing by further reducing revenues and operating cash flow.

         PNI is seeking to restructure its existing indebtedness either in connection with a strategic transaction or on a stand-alone basis. PNI cannot predict the terms on which its indebtedness will be restructured or whether any restructuring will retain any value for the holders of its preferred and common stock. Further, PNI may not be able to restructure its existing indebtedness on terms acceptable to creditors. PNI may have to seek protection under the U.S. Bankruptcy Code, which will subject many transactions to court approval and result in additional costs associated with the bankruptcy process, including professional fees and other costs of administration. If a bankruptcy filing is made, PNI may not be able to propose or have confirmed a plan of reorganization acceptable to creditors, or, in the case of a chapter 11 filing, to emerge from chapter 11 bankruptcy. Because of the expense associated with a bankruptcy proceeding and the need to have some resources available to fund the bankruptcy process at the time of filing, PNI will continue to consider such a filing an option which could be exercised by PNI at any time.

         If PNI was required to satisfy its obligations to its lenders, became insolvent or was liquidated, and PNI's lenders proceeded against PNI's assets to satisfy those obligations, the value of its assets might not be sufficient to satisfy those obligations. This condition could be exacerbated by the fact that some of PNI's assets are intangible assets, primarily FCC licenses, goodwill and subscriber lists. At December 31, 2000, PNI's total assets were approximately $30 million, of which net intangible assets were approximately $14 million. The value of these intangible assets in the context of a liquidation or sale of business may be less than indicated in PNI's financial statements as a result of a variety of factors, including changes in technology, regulation, and available financing or competitive pressures. There can be no assurance that the value of PNI's assets is, or will be, sufficient to repay its debt obligations. Even if PNI is able to satisfy its debt obligations, this could exhaust most, if not all, of PNI's assets. In such a situation, there would be little, if any, surplus remaining for distribution to the holders of PNI's preferred and common stock.

         Currently, PNI is in negotiations with a third party with respect to a merger transaction that, if concluded, is expected to enable PNI to retire its debt obligations and to access additional working capital for growth. The parties to the potential transaction hope to complete the transaction during the second quarter of 2001, although there can be no assurance that the strategic transaction will be consummated or that, if consummated, it will be consummated in the second quarter. PNI continues to explore a variety of financing and restructuring alternatives, including selling or licensing various assets and restructuring or reorganizing its outstanding debt and/or its business. PNI has thus far not consummated a financing or restructuring, or a reorganization or other strategic transaction that would enable it to satisfy its lenders and other creditors and continue to fund its business. There can be no assurance that such a transaction will be consummated on terms acceptable to PNI, if at all, before PNI's available resources are consumed.

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

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by PNI with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by PNI) contains statements that are or will be forward-looking, such as statements relating to future sales activity or financial performance, marketing efforts and their possible results, financing and restructuring alternatives and their possible results, the possibility of any reorganization, acquisition or other strategic transaction, future capital expenditures, financing sources and availability and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of PNI. These risks and uncertainties include, but are not limited to, uncertainties affecting the wireless industries generally; risks relating to PNI's expansion and other business development activities; risks related to the deployment and feasibility of PNI's new networking technologies and products; risks relating to technological change in the wireless industries; risks associated with PNI's efforts to commercialize and market successfully its networking products, such as the Platform1(R) and iTerminal(TM) products; the relatively unproven nature of PNI's networking products, which represent a new product line for PNI; challenges to PNI's technologies (such as challenges to the validity of patents on PNI's switching technology); risks relating to the ability of PNI to obtain additional funds in the form of debt or equity (including availability of financing terms acceptable to PNI); fluctuations in interest rates; and the existence of and changes to federal and state laws and regulations. In particular, statements relating to the competitive position and performance of PNI's current and future networking products and their expected performance in the marketplace are forward-looking statements that are subject to risks and uncertainties. PNI operates in a highly competitive marketplace and new product developments by competitors can occur at any time, thereby diminishing the attractiveness of PNI's products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company conducts most of its business in the U.S. and, therefore, the Company believes that its exposure to foreign currency exchange rate risk at December 31, 2000 was not material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Financial Statements of the Company filed as
Part IV of this report, which begin on page F-1.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company will be set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "2000 Proxy Statement"). Such information is incorporated herein by reference. Information relating to the executive officers of the Company will be set forth under the caption "Executive Officers of the Company" in the 2001 Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information relating to executive compensation will be set forth under the caption "Executive Compensation" in the 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to ownership of the Company's securities will be set forth under the caption "Stock Ownership" in the 2001 Proxy Statement. Such information is incorporated herein by reference.

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

         Reports of Independent Auditors

         Consolidated Balance Sheets as of December 31, 1999 and 2000

         Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000

         Consolidated Statements of Cash Flows for the years ended December 31,
           1998, 1999 and 2000

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

     3.  Index to Exhibits.

EXHIBIT NO.       Description
-----------
 3.1              Articles of Incorporation of the Company, (incorporated by reference to
                  Exhibit 3.1 to the Current Report on Form 8-K, no. 0-27658, filed on
                  June 30, 1997)

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

 3.4              Articles of Amendment to Articles of Incorporation filed August 14,
                  2000 (incorporated by reference to Exhibit 3 to the Quarterly Report filed on Form 10-Q, No. 027658, for the quarter ended September 30,
                  2000)

 4.1              Reference is hereby made to Exhibits 3.1, 3.2, 3.3 and 3.4

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

10.3(1)**         Preferred Networks, Inc. 1995 Stock Option Plan, as amended
                  (incorporated by reference to Exhibit B to the Company's definitive
                  Proxy Statement on Form 14A filed on April 22, 1997)

10.3(2)**         Preferred Networks, Inc. 1995 Stock Option Plan, as amended
                  (incorporated by reference to Exhibit A to the Company's definitive
                  Proxy Statement on Form 14A filed on April 29, 1998)

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

10.47             Modification Agreement #4 by and between the Company and Associates
                  Capital Services Corporation dated September 29, 2000 (incorporated by reference to the Quarterly Report filed on Form 10-Q, No. 027658, for the quarter ended September 30, 2000)

21                Subsidiaries of the Company (incorporated by reference to the Company's
                  Annual Report on Form 10-K for the 1999 fiscal year, filed on March 30,
                  2000)

23.1              Consent of Grant Thornton LLP

23.2              Consent of Ernst & Young LLP

* Indicates management contract or compensation plan or arrangement.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PREFERRED NETWORKS, INC.

Date: April 16, 2001       By: /s/ Mark H. Dunaway
                               -------------------------------------------------
                               Mark H. Dunaway
                               Chief Executive Officer and Director
                               (Principal Executive Officer)

Date: April 16, 2001       By: /s/ Kathryn Loev Putnam
                               -------------------------------------------------
                               Kathryn Loev Putnam
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2001       By: /s/ Mark H. Dunaway
                               -------------------------------------------------
                               Mark H. Dunaway
                               Chief Executive Officer and Director
                               (Principal Executive Officer)

Date: April 16, 2001       By: /s/ William H. Bang
                               -------------------------------------------------
                               William H. Bang
                               Director

Date: April 16, 2001       By: /s/ John J. Hurley
                               -------------------------------------------------
                               John J. Hurley
                               Director

Date: April 16, 2001       By: /s/ Kathryn Loev Putnam
                               -------------------------------------------------
                               Kathryn Loev Putnam
                               Senior Vice President and Chief Financial Officer
                                 and Director
                               (Principal Financial Officer)

                      FINANCIAL STATEMENTS AND REPORTS OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                             PNI TECHNOLOGIES, INC.
                  (FORMERLY KNOWN AS PREFERRED NETWORKS, INC.)
                           December 31, 1999 and 2000

               Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
PNI Technologies, Inc.

We have audited the accompanying consolidated balance sheets of PNI Technologies, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders equity, and cash flows for the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PNI Technologies, Inc. and subsidiaries as of December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has experienced net losses of $5,017,276 and $8,294,501 for the years ended December 31, 1999 and 2000, respectively. Additionally, the Company's current liabilities exceeded its current assets by $3,676,298 and the Company had a stockholders' deficit of $9,520,341 at December 31, 2000. In February 2001, the Company has ceased to make required principal and interest payments to certain of its lenders, constituting a default under the loan agreements. These factors, amongst others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ GRANT THORNTON LLP



Atlanta, Georgia
March 8, 2001

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and
  Stockholders PNI Technologies, Inc.


We have audited the consolidated statements of operations, changes in stockholders' equity, and cash flows of Preferred Networks, Inc. (now known as PNI Technologies, Inc.) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Since the date of completion of our audit of the accompanying 1998 financial statements and initial issuance of our report thereon dated April 15, 1999, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note E and Note G, has sold substantially all of the assets of two wholly-owned subsidiaries and paid off its credit facility. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer existed at March 28, 2000.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and its cash flows of Preferred Networks Inc. for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
April 15, 1999, except for Note E and G
as to which the date is March 28, 2000

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                                             1999                2000
                                                                         ------------        ------------

CURRENT ASSETS
   Cash and cash equivalents                                             $  5,489,898        $  1,912,625
   Accounts receivable, less allowance for doubtful accounts
     of $392,731 and $487,570 in 1999 and 2000, respectively                1,532,593           1,562,409
   Inventory                                                                  723,888           1,285,051
   Prepaid expenses                                                           473,968             140,468
   Other current assets                                                       813,440                  --
                                                                         ------------        ------------

       Total current assets                                                 9,033,787           4,900,553

PROPERTY AND EQUIPMENT, net                                                14,926,475          11,422,545

OTHER ASSETS
   Goodwill, net                                                            6,855,669           6,314,652
   FCC licenses, net                                                        8,146,517           7,454,935
   Other long-term assets, net                                                180,306             180,306
                                                                         ------------        ------------
                                                                           15,182,492          13,949,893
                                                                         ------------        ------------

                                                                         $ 39,142,754        $ 30,272,991
                                                                         ============        ============

The accompanying notes are an integral part of these statements.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                  December 31,

        LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY

                                                                                                 1999                2000
                                                                                             ------------        ------------

CURRENT LIABILITIES
   Accounts payable                                                                          $  1,721,707        $  1,912,829
   Accrued liabilities                                                                          1,050,355           1,237,585
   Accrued salaries                                                                               270,585             143,286
   State taxes payable                                                                            500,000                  --
   Current portion of notes payable and capital lease obligations                               1,126,374           5,283,151
                                                                                             ------------        ------------

       Total current liabilities                                                                4,669,021           8,576,851

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS,
   less current portion                                                                         4,942,213             152,951

CLASS A PREFERRED STOCK, no par value, $1.50 par shares liquidation preference and redemption price; 13,500,000 shares authorized, 10,000,000 shares issued and outstanding in 1999 and 2000 (including $3,808,333
   and $5,308,333 of undeclared dividends in 1999 and 2000, respectively)                      17,802,495          19,725,682

CLASS B SENIOR REDEEMABLE PREFERRED STOCK, no par value, $1.50 per share liquidation preference and redemption price; 5,500,000 shares authorized
   5,333,336 shares issued and outstanding in 1999 and 2000 (including $2,285,180
   and $3,829,079 of undeclared dividends in 1999 and 2000, respectively)                       9,628,081          11,371,349
                                                                                             ------------        ------------

       Total liabilities and redeemable preferred stock                                        37,041,810          39,826,833

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value, 16,500,000 shares authorized;
     none issued and outstanding                                                                       --                  --
   Common stock, no par value, 100,000,000 shares authorized;
     16,369,302 and 16,520,417 shares issued and outstanding in
     1999 and 2000, respectively                                                               58,643,698          55,905,980
   Accretion of Class A and Class B Redeemable Preferred Stock                                 (1,451,345)         (2,073,912)
   Accumulated deficit                                                                        (55,091,409)        (63,385,910)
                                                                                             ------------        ------------
                                                                                                2,100,944          (9,553,842)
                                                                                             ------------        ------------

                                                                                             $ 39,142,754        $ 30,272,991
                                                                                             ============        ============

The accompanying notes are an integral part of these statements.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,

                                                                           1998              1999              2000
                                                                       ------------      ------------      ------------

Revenues
   Network services                                                    $ 13,204,172      $ 12,841,117      $ 10,467,902
   Pager sales                                                            6,171,898         3,999,189         3,159,982
   Equipment revenue                                                             --                --           301,885
   Other services                                                           190,777           193,199           175,521
                                                                       ------------      ------------      ------------
       Total revenues                                                    19,566,847        17,033,505        14,105,290

Costs of revenues
   Network services                                                       8,612,145         8,284,191         6,944,261
   Pager sales                                                            6,245,636         3,777,252         2,881,424
   Equipment cost of revenue                                                     --                --           393,483
   Other services                                                                --            10,107             3,385
                                                                       ------------      ------------      ------------
       Total costs of revenues                                           14,857,781        12,071,550        10,222,553
                                                                       ------------      ------------      ------------

       Gross margin                                                       4,709,066         4,961,955         3,882,737

Selling, general and administrative expenses                              9,818,215         8,429,605         6,637,517
Other expenses (income)                                                          --            18,523           (95,055)
Impairment loss                                                                  --         1,339,830                --
Depreciation and amortization                                             6,094,758         5,204,309         5,198,956
                                                                       ------------      ------------      ------------

       Operating loss                                                   (11,203,907)      (10,030,312)       (7,858,681)

Interest expense                                                         (2,010,178)       (1,811,241)         (661,735)
Interest income                                                             351,384           172,910           225,915
                                                                       ------------      ------------      ------------

       Net loss from continuing operations before income
         tax benefit and discontinued operations                        (12,862,701)      (11,668,643)       (8,294,501)

Income tax benefit                                                               --         4,000,000                --
                                                                       ------------      ------------      ------------
       Net loss from continuing operations                              (12,862,701)       (7,668,643)       (8,294,501)

Discontinued operations
   Operating loss from discontinued operations                           (2,328,734)         (152,696)               --
   Gain on disposal of subsidiaries, net of taxes of $5,123,000                  --         4,013,460                --
                                                                       ------------      ------------      ------------
       Income (loss) from discontinued operations                        (2,328,734)        3,860,764                --

Cumulative effect of change in accounting principle, net
   of tax benefit of $623,000                                                    --        (1,209,397)               --
                                                                       ------------      ------------      ------------

       Net Loss                                                         (15,191,435)       (5,017,276)       (8,294,501)

The accompanying notes are an integral part of these statements.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                            Years ended December 31,

                                                                  1998              1999              2000
                                                              ------------      ------------      ------------

Accretion of redeemable preferred stock                           (583,062)         (622,557)         (622,567)
Redeemable preferred stock dividend requirements                (2,445,161)       (2,840,019)       (3,043,899)
                                                              ------------      ------------      ------------

       Net loss attributable to common stock                  $(18,219,658)     $ (8,479,852)     $(11,960,967)
                                                              ============      ============      ============

Net loss per share of common stock
   Loss from continuing operations before cumulative
     effect of change in accounting principle                 $      (0.98)     $      (0.68)     $      (0.72)
   Income (loss) from discontinued operations                        (0.14)             0.23                --
   Cumulative effect of change in accounting principle                  --             (0.07)               --
                                                              ------------      ------------      ------------

                                                              $      (1.12)     $      (0.52)     $      (0.72)
                                                              ============      ============      ============
Weighted average number of common shares used
   in calculating net loss per share of common stock            16,257,586        16,362,126        16,505,587
                                                              ============      ============      ============

Pro forma net loss assuming accounting principle
   is applied retroactively                                   $(14,984,144)     $ (3,184,879)     $ (8,294,501)
Pro forma net loss attributable to Common Stock
   assuming change in accounting principle is
   applied retroactively                                      $(18,012,367)     $ (6,647,455)     $(11,960,967)
Pro forma net loss per share                                  $      (1.11)     $      (0.41)     $      (0.72)

The accompanying notes are an integral part of these statements.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            Years ended December 31,

                                          Common                                 Accretion of
                                          Stock   Additional      Common          Redeemable
                                         ($.0001   Paid-in        Stock           Preferred        Accumulated
                                           Par)    Capital       (No par)           Stock            Deficit            Total
                                         -------  ----------   ------------      ------------      ------------      ------------

Balance at December 31, 1997               $ --      $ --      $ 62,900,973      $   (245,726)     $(34,882,698)     $ 27,772,549

Accretion of Class A Redeemable
   Preferred Stock                           --        --                --          (423,188)               --          (423,188)
Undeclared dividends on Class A
   Redeemable Preferred Stock
   ($0.15 per share)                         --        --        (1,500,000)               --                --        (1,500,000)
Accretion of Class B Redeemable
   Preferred Stock                           --        --                --          (159,874)               --          (159,874)
Undeclared dividends on Class B
   Redeemable Preferred Stock
   ($0.18 per share)                         --        --          (945,161)               --                --          (945,161)
Issuance of common stock warrants            --        --           810,000                --                --           810,000
Exercise of options                          --        --           192,878                --                --           192,878
Net loss                                     --        --                --                --       (15,191,435)      (15,191,435)
                                           ----      ----      ------------      ------------      ------------      ------------

Balance at December 31, 1998                 --        --        61,458,690          (828,788)      (50,074,133)       10,555,769
Accretion of Class A Redeemable
   Preferred Stock                           --        --                --          (423,187)               --          (423,187)
Undeclared dividends on Class A
   Redeemable Preferred Stock
   ($0.15 per share)                         --        --        (1,500,000)               --                --        (1,500,000)
Accretion of Class B Redeemable
   Preferred Stock                           --        --                --          (199,370)               --          (199,370)
Undeclared dividends on Class B
   redeemable Preferred Stock
   (0.18 per share)                          --        --        (1,340,019)               --                --        (1,340,019)
Issuance of 34,925 shares of common
   stock pursuant to employee stock
   purchase plan                             --        --             9,277                --                --             9,277
Vesting of 21,000 shares to Directors        --        --            15,750                --                --            15,750
Net loss                                     --        --                --                --        (5,017,276)       (5,017,276)
                                           ----      ----      ------------      ------------      ------------      ------------

Balance at December 31, 1999                 --        --        58,643,698        (1,451,345)      (55,091,409)        2,100,944

Accretion of Class A Redeemable
   Preferred Stock                           --        --                --          (423,187)               --          (423,187)
Undeclared dividends on Class A
   Redeemable Preferred Stock
   ($0.15) per share)                        --        --        (1,500,000)               --                --        (1,500,000)
Accretion of Class B Redeemable
   Preferred Stock                           --        --                --          (199,380)               --          (199,380)
Undeclared dividends on Class B
   Redeemable Preferred Stock
   ($0.18 per share)                         --        --        (1,543,899)               --                --        (1,543,899)
Vesting of 12,000 shares to Directors        --        --            12,000                --                --            12,000
Exercise of options                          --        --           294,181                --                --           294,181
Net loss                                     --        --                --                --        (8,294,501)       (8,294,501)
                                           ----      ----      ------------      ------------      ------------      ------------

Balance at December 31, 2000               $ --      $ --      $ 55,905,980      $ (2,073,912)     $(63,385,910)     $ (9,553,842)
                                           ====      ====      ============      ============      ============      ============

The accompanying notes are an integral part of this statement.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                                           1998              1999              2000
                                                                       ------------      ------------      ------------

Cash flows from operating activities:
   Net loss                                                            $(15,191,435)     $ (5,017,276)     $ (8,294,501)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Operating loss from discontinued operations                        2,328,734           152,696                --
       Depreciation and amortization                                      6,094,758         5,204,309         5,198,956
       (Gain) loss on disposal of property and equipment                    (38,951)            4,552            79,222
       Impairment loss                                                           --         1,339,830                --
       Maintenance services from sale of PTS                                     --           583,331                --
       Gain on disposal of subsidiaries                                          --        (8,636,460)               --
       Cumulative effect of change in accounting principle                       --         1,832,397                --
       Bad debt expense                                                     413,756           395,938           799,844
       Stock option compensation expense                                     66,323            25,016            12,000
       Changes in operating assets and liabilities:
         Accounts receivable                                                326,903          (409,459)         (829,660)
         Inventory                                                         (351,628)        1,004,953          (561,163)
         Prepaid expenses and other current assets                          (45,837)       (1,005,816)        1,146,940
         Accounts payable                                                   699,599          (888,642)          191,111
         Accrued liabilities                                                218,450           524,357           108,552
         Accrued salaries                                                  (280,859)           93,609          (127,299)
                                                                       ------------      ------------      ------------
           Net cash used in continuing operating activities              (5,760,187)       (4,796,665)       (2,275,998)
           Net cash provided by (used in) discontinued
              operations                                                 (1,150,298)              883          (421,322)
                                                                       ------------      ------------      ------------
           Net cash used in operating activities                         (6,910,485)       (4,795,782)       (2,697,320)

Cash flows from investing activities:
   Purchases of equipment                                                  (263,584)         (159,939)         (504,353)
   Purchases of equipment for discontinued operations                      (506,125)         (151,752)               --
   Purchase of other assets and FCC licenses                               (432,398)         (156,514)          (37,296)
   Net proceeds from sale of subsidiary                                          --        17,238,625                --
                                                                       ------------      ------------      ------------
           Net cash (used in) provided by investing activities           (1,202,107)       16,770,420          (541,649)

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31,

                                                                           1998              1999              2000
                                                                       ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from borrowings                                               1,450,000         1,447,136           552,013
   Payments of borrowings                                                (1,847,906)      (13,722,222)       (1,184,498)
   Issuance of Redeemable Preferred Stock                                 6,983,656                --                --
   Issuance of common stock upon exercise of stock options                  126,555                --           294,181
   Issuance of common stock warrants                                        810,000                --                --
                                                                       ------------      ------------      ------------
           Net cash provided by (used by) financing activities
              of continuing operations                                    7,522,305       (12,275,086)         (338,304)
           Net cash used by financing activities
              of discontinued operations                                         --          (226,813)               --
                                                                       ------------      ------------      ------------
           Net cash provided by (used by) financing activities            7,522,305       (12,501,899)         (338,304)

Net decrease in cash and cash equivalents                                  (590,287)         (527,261)       (3,577,273)

Cash and cash equivalents, beginning of year                              6,607,446         6,017,159         5,489,898
                                                                       ------------      ------------      ------------

Cash and cash equivalents, end of year                                 $  6,017,159      $  5,489,898      $  1,912,625
                                                                       ============      ============      ============

Cash paid during year for
   Interest                                                            $  2,010,773      $  1,811,241      $    661,735
   Income taxes                                                        $         --      $         --      $    421,322

Supplemental Cash  Flow Information

During 1998 and 2000, the Company purchased property and equipment of approximately $229,000 and $200,000, respectively, through the issuance of notes payable and under capital leases. No such purchases were made in 1999.

The accompanying notes are an integral part of these statements.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 2000

NOTE A - NATURE OF OPERATIONS

1.       Nature of Operations

PNI Technologies, Inc. formerly known as Preferred Networks, Inc. (the "Company") provides outsourcing services to the wireless industry primarily in the United States. The Company commenced operations in 1991 as a carrier's carrier of one-way paging networks, whereby the Company's customers purchase and resell the Company's network services to their subscribers. In July 1996, the Company acquired Preferred Technical Services, Inc. ("PTS"), a provider of wireless network equipment installation, maintenance and engineering services. This subsidiary was sold during 1999. In December 1996, the Company acquired EPS Wireless, Inc. ("EPS"), a national provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services. This subsidiary was sold during 1999. During 1999, the Company completed development of its intelligent, high-speed switching technology. The Company shipped its first beta units in 1999 and has limited revenues in 2000. With the introduction of its networking products, the Company is evolving into a developer and supplier of advanced communications hardware and software products. However, the Company is at an early stage of development of its networking products business and substantially all of its revenues and costs continue to be derived from its network services business. The Company changed its name effective August 2000.

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

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3.       Revenue Recognition

The Company recognizes revenue on network services when the service is provided. Revenue from the sale of pagers, cellular products and networking products is recognized when the related product is shipped. Other service revenue consists primarily of miscellaneous fees charged to Direct Access Customers related to maintenance of customer equipment at Company TCC's. No one customer provided more than 10% of revenue during 1998, 1999 and 2000.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in financial Statements, in December 1999. SAB 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company reviewed its revenue recognition policies and determined that they are in compliance with SAB 101.

4.       Cash and Cash Equivalents

The Company considers short-term investments with original maturity dates of 90 days or less at date of purchase to be cash equivalents. Short-term investments are carried at cost plus accrued interest, which approximates fair market value.

5.       Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are held with two financial institutions. Accounts receivable represent trade receivables and are unsecured. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral to support customer receivables. The Company is at risk to the extent such amounts become uncollectible. The Company provides an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. At December 31, 1999 and 2000, approximately 16% and 13%, respectively, of accounts receivable was with one customer.

6.       Inventory

Inventory consists primarily of new pagers and parts for networking products at December 31, 2000. The amounts are stated at the lower of cost or market, with cost of new product and repair parts being determined under the first-in, first-out (FIFO) method and the cost of refurbished products being determined principally by use of the specific identification method. Inventory has been reduced to market value at both December 31, 1999 and 2000.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7.       Property and Equipment

Property and equipment, including items financed through notes payable and capital leases, is stated at cost. No interest was capitalized in 1998, 1999 and 2000. The Company depreciates its property and equipment over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated useful lives range from five to seven years.

8.       FCC Licenses

Federal Communications Commission ("FCC") licenses consist of costs associated with the purchases of licenses and license application fees. These amounts are being amortized over a 15-year period, using the straight-line method. Accumulated amortization at December 31, 1999 and 2000 totaled $2,251,448 and $2,944,760, respectively.

9.       Goodwill

Goodwill represents the excess purchase price over the fair value of the assets acquired in various acquisitions. Goodwill is amortized using the straight-line method over 15 years. At December 31, 1999 and 2000, accumulated amortization was $1,674,011 and $2,242,656, respectively.

10.      Other Assets

At December 31, 1998, other assets included deposits with creditors and market entry costs. In 1999, market entry costs in the amount of $1,832,397 were expensed and included in the caption "cumulative effect of change in accounting principle" in accordance with the Accounting Standards Executive Committee's Statement of Position 98-5, Reporting on the costs of Start-Up Activities ("SOP 98-5"). At December 31, 1999 and 2000, other assets consist of deposits with creditors.

11.      Impairment of Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting For The Impairment Of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In 1999, the Company recorded an impairment charge of $1,339,909 related to the write down of certain assets located in geographical markets where the Company no longer intends to operate. In accordance with SFAS No. 121, the impairment charge was taken at the time the Company made the decision not to pursue its expansion plans to these markets, which was December 31, 1999. No impairment charge was recorded in 2000.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

12.      Advertising Expenses

The Company expenses all advertising expenses as incurred. Advertising expense for the years ended December 31, 1998, 1999 and 2000 was $17,105, $7,861 and $75,869, respectively.

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

14.      Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Effective in 1995, the Company adopted the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (see Note J).

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

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

15.      Net Loss Per Share - Continued

                                       1998            1999            2000
                                    ----------      ----------      ----------

Common stock options                 2,467,168       1,303,788         926,263
Common stock warrants               17,322,353      17,322,353      17,322,353
Unvested restricted stock               69,000          42,000          12,000
                                    ----------      ----------      ----------

Total securities                    19,858,521      18,668,141      18,260,616
                                    ==========      ==========      ==========

16.      Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

17.      Fair Value of Financial Instruments

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

18.      Reclassifications

Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the current year presentation.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE C - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred a net loss of $5,017,276 and $8,294,501 for the years ended December 31, 1999 and 2000, respectively. In addition, at December 31, 2000, the Company's current liabilities exceed its current assets by $3,676,298 and the Company continues to use, rather than provide, significant cash in its operations for each of the years ended December 31, 1999 and 2000. In February 2001, the Company has ceased to make required principal and interest payments to certain of its lenders, constituting a default under the loan agreements. The default allows the lenders to demand immediate payment of the entire principal balance and accrued interest on this debt.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In response to the matters described in the preceding paragraphs, management has explored a variety of financing and restructuring alternatives, including selling or licensing various assets and restructuring or reorganizing its outstanding debt and/or its business. In the absence of such an event, PNI would be required to explore implementing a plan of reorganization under U.S. Bankruptcy Code.

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

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE C - REALIZATION OF ASSETS - Continued

The outcome of the uncertainties surrounding the Company and the industry are difficult to predict. These uncertainties could affect the Company's ability to recover the carrying value of its long-lived assets from its future cash flows and operations. Currently, generally accepted accounting principles require companies to assess future cash flows and record impairment losses on long-lived assets based on estimates of future cash flows if insufficient to recover the carrying values. Should the Company's future projections not materialize, the Company could experience an impairment of its long-lived assets requiring a charge to its income statement. As of December 31, 2000, the Company had $25 million in net book value of long-lived assets, including property and equipment, FCC licenses, and goodwill.

NOTE D - ADOPTION OF NEW ACCOUNTING STANDARD

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

NOTE E - DISCONTINUED OPERATIONS

On May 28, 1999, the Company sold substantially all of the assets of its wholly-owned subsidiary, Preferred Technical Services ("PTS"), a provider of wireless network equipment installation, maintenance and engineering services. Under the terms of the purchase agreement, the Company received $3,088,625 in proceeds from the sale and a $1 million credit for maintenance services to be provided by PTS to the Company on its paging networks. At December 31, 1999, approximately $417,000 of this credit remained unused and was included as prepaid expenses in the accompanying consolidated balance sheet. This entire credit was used by the Company during 2000. The Company recognized a gain on the sale of PTS in the amount of $1,187,928 in 1999. As the operations of this subsidiary represented a separate segment, operating results for this subsidiary for all periods presented have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

On December 10, 1999, the Company sold its wholly-owned subsidiary EPS Wireless, Inc. ("EPS"), a provider of paging and cellular product repair services, sales of new, used and refurbished paging and cellular products and inventory management services. The Company received $14.9 million in proceeds from this sale subject to a holdback of $750,000. This holdback, which was included in other current assets at December 31, 1999, was received in full during 2000. The Company recognized a gain on the sale of EPS in the amount of $7,448,532 in 1999. As the operations of this subsidiary represented a separate segment, operating results for this subsidiary for all periods presented have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE E - DISCONTINUED OPERATIONS - Continued

Summary operating results of the discontinued network engineering and maintenance services segment and the pager and cellular product repair services, sales and inventory management segment are as follows:

                                                              1998                1999
                                                          ------------        ------------

Revenue:
  Network engineering and maintenance                     $  3,992,277        $  3,016,552
  Product repair and sales                                  15,567,218          14,904,923
                                                          ------------        ------------
                                                            19,559,495          17,921,475
                                                          ------------        ------------
Costs and expenses:
  Network engineering and maintenance                        3,893,380           3,078,871
  Product repair and sales                                  17,994,849          14,995,300
                                                          ------------        ------------
                                                            21,888,229          18,074,171
                                                          ------------        ------------

  Operating loss from discontinued operations             $ (2,328,734)       $   (152,696)
                                                          ============        ============

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                          1999                2000
                                      ------------        ------------

Network services equipment            $ 22,202,480        $ 21,912,038
Computer equipment                       1,212,483           1,767,016
Other equipment                          1,326,156           1,178,123
Vehicles                                        --             144,703
Furniture and fixtures                     548,186             600,447
Construction in progress                 1,813,642           1,813,642
Leasehold improvements                     817,023             817,023
                                      ------------        ------------
                                        27,919,970          28,232,992
                                       (12,993,495)        (16,810,447)
                                      ------------        ------------

                                      $ 14,926,475        $ 11,422,545
                                      ============        ============

At December 31, 1999 and 2000 substantially all property and equipment is pledged as collateral under various notes payable and capital lease obligations. Depreciation expense was approximately $3,951,932, $3,822,466 and $3,929,061 for the years ended December 31, 1998, 1999 and 2000, respectively.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE F - PROPERTY AND EQUIPMENT - Continued

Construction in progress represents equipment acquired, but not yet placed in service. The Company expects to utilize such equipment in its future operations, as the market condition and capital availability permit. These amounts are not being depreciated.

NOTE G - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

                                                                                       1999                2000
                                                                                   ------------        ------------

Revolving credit facility with a financial institution; maximum borrowings of $2,000,000 at December 31, 2000, bearing interest at prime plus 2% (10.5% at December 31, 2000). Due and payable on March 31, 2001;
  secured by certain assets of the Company.                                        $  1,537,513        $  1,889,000

Line of credit with equipment manufacturer, maximum borrowings are outstanding at December 31, 2000, bearing interest at the rate of
  12.57% at December 31, 2000.                                                        1,972,784           1,906,947

Notes payable to finance company, bearing interest at the rate of 10%, payable in various monthly installments of principal and interest with
  maturity dates through 2003; secured by paging equipment.                           2,452,727           1,432,038

Note payable to financial institution, bearing interest at 9%, payable in monthly installments of principal and interest through July 2005;
  secured by automobiles.                                                                    --             128,171

Amounts due under capital leases for equipment due in various
  monthly installments until 2005; secured by the related equipment.                    105,563              79,946
                                                                                   ------------        ------------
                                                                                      6,068,587           5,436,102
Less current portion                                                                 (1,126,374)         (5,283,151)
                                                                                   ------------        ------------

Long-term debt                                                                     $  4,942,213        $    152,951
                                                                                   ============        ============

In December 1999, in conjunction with its sale of a subsidiary, the Company entered into a new revolving facility agreement, which allows for borrowings at the lesser of $2,000,000 or the sum of 75% of eligible accounts receivable and eligible inventory up to $500,000. The amount available under this facility at December 31, 2000 was $7,000. The Company also amended its loan covenant requirements and as a result, the Company was in compliance with its single remaining loan covenant requiring a minimum cash balance of $1.1 million at December 31, 2000. The agreement expires on March 31, 2001.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE G - NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS - Continued

In February 2001, the Company has ceased to make required principal and interest payments to certain of its lenders, constituting a default under the loan agreements. The default allows the lenders to demand immediate payment of the entire principal balance and accrued interest on this debt.

As of December 31, 2000, approximate future principal maturities of notes payable and capital lease obligations for each of the next five years are as follows:

     Year ended December 31,
              2001                    $5,283,151
              2002                        34,469
              2003                        41,288
              2004                        46,328
              2005                        30,866
                                      ----------

                                      $5,436,102
                                      ==========

NOTE H - STOCKHOLDERS' EQUITY

Preferred Stock

In June 1997, the Company issued 10.0 million shares of Class A Redeemable Preferred Stock (the "Class A Preferred") and warrants to purchase up to 11.5 million shares of common stock for a total purchase price of $15.0 million. Dividends accrue at the rate of 10% per annum and are cumulative. The Class A Preferred may be redeemed at any time at the option of the Company at a price equal to $1.50 per share plus accrued dividends. If the holder so demands and after redemption of the Class B Senior Redeemable Preferred Stock described below, five years from the date of issuance, the Class A Preferred must be redeemed by the Company at a price equal to $1.50 per share plus accrued dividends. Each warrant is exercisable for five years following the issuance of the Class A Preferred and entitles the holder to purchase one share of common stock for $1.50 per share subject to possible downward adjustment based on any private placement of the Company's preferred or common stock for less than $1.50 per share. A portion of the warrants may be canceled by the Company in the event of an early redemption of all of the Class A preferred. The Class A preferred is recorded at cost, net of expenses, plus $6,823,621 in undeclared dividends and accretion.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE H - STOCKHOLDERS' EQUITY - Continued

Class B Senior Redeemable Preferred Stock

In March 1998, the Company issued 5,333,336 shares of Class B Senior Redeemable Preferred Stock (the "Class B Preferred") and warrants to purchase up to 5.4 million shares of common stock for a total purchase price of $8 million. Dividends accrue at the rate of 15% per annum, are cumulative and compound annually. The Class B preferred may be redeemed at any time at the option of the Company at a price equal to $1.50 per share plus accrued dividends and if the holder so demands, five years from the date of issuance, the Class B Preferred must be redeemed by the Company at a price equal to $1.50 per share plus accrued dividends. In the event of redemption of the Class A Preferred, the Company must simultaneously redeem the Class B Preferred. Each warrant is exercisable for five years following the issuance of the Class B Preferred and entitles the holder to purchase one share of common stock for $1.50 per share subject to possible downward adjustment based on any private placement of the Company's preferred or common stock for less than $1.50 per share. A portion of the warrants may be canceled by the Company in the event of an early redemption of all of the Class B Preferred. The Class B Preferred is recorded at cost, net of expenses, plus $4,387,703 in undeclared dividends and accretion.

Common Stock Warrants

In addition to the warrants issued in conjunction with the Class A Preferred and Class B Preferred described above, the Company has other warrants outstanding. At December 31, 2000, the Company had outstanding warrants to purchase up to 183,750 shares of common stock at $1.50 per share, exercisable until November 15, 2009, and warrants to purchase 238,603 shares of common stock at $4.24 per share, exercisable until June 2005.

Restricted Stock

The Company has a Non-Employee Directors' Restricted Stock Award Plan which provides for awards of common stock to the non-employee directors upon election to the board or every five years. In 1999 and 2000, no shares were issued under this Plan. The Company is recognizing the expense related to this issuance over the vesting period, which ends in 2001. The related expense recognized was immaterial in all years. At December 31, 1999 and 2000, 42,000 and 12,000, shares were unvested, respectively.

NOTE I - STOCK  PLANS

As of December 31, 2000, the Company has five stock plans (the 1992, 1994, and 1995 Stock Option Plans, the 1995 Employee Stock Purchase Plan, and the 1995 Non-Employee Directors' Restricted Stock Award Plan). In 1994, the Board of Directors voted to discontinue the granting of any additional options under the 1992 Stock Option Plan.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE I - STOCK  PLANS - Continued

The Company has both incentive stock options and nonqualified stock options outstanding, with varying vesting schedules. As of December 31, 2000, 4,410,613 shares of common stock were reserved for issuance under the five plans, of which 3,484,377 were available for future option grants and restricted stock awards. A summary of the Company's stock option activity and related information is as follows:

                                                                              Range of           Weighted average
                                                 Number of shares         exercise prices        exercise prices
                                                underlying options           per share              per share
                                                ------------------        ---------------        ----------------

     Outstanding at December 31, 1997                 1,705,989            $0.97 - $10.61             $1.97
       Granted                                        1,256,601            $0.69 - $ 2.13             $1.55
       Exercised                                        (95,774)           $0.97 - $ 1.50             $1.30
       Forfeited                                       (307,982)           $0.97 - $ 6.50             $2.74
       Canceled                                         (91,666)           $2.13 - $ 2.50             $2.40
                                                    -----------            --------------             -----
     Outstanding at December 31, 1998                 2,467,168            $0.69 - $10.61             $2.57
       Granted                                                -                         -                 -
       Exercised                                              -                         -                 -
       Forfeited                                     (1,047,900)           $0.69 - $10.61             $2.98
       Canceled                                        (115,480)           $2.13 - $ 2.50             $2.30
                                                    -----------            --------------             -----
     Outstanding at December 31, 1999                 1,303,788            $0.69 - $ 2.50             $1.83
       Granted                                                -                         -                 -
       Exercised                                       (175,115)           $0.69 - $ 2.50             $1.62
       Forfeited                                       (202,410)           $0.69 - $ 2.50             $1.59
       Canceled                                               -                         -                 -
                                                    -----------            --------------             -----
     Outstanding at December 31, 2000                   926,263            $0.69 - $ 2.50             $1.85

                                                                            Range of            Weighted average
                                                 Number of shares        exercise prices         exercise prices
                                                underlying options          per share               per share
                                                ------------------       ---------------        ----------------

   Exercisable at December 31, 1998                   550,360            $0.97 - $10.61               $2.36
                                                    =========            ==============               =====

   Exercisable at December 31, 1999                 1,065,358            $0.69 - $ 2.50               $1.89
                                                    =========            ==============               =====

   Exercisable at December 31, 2000                   766,726            $0.69 - $ 2.50               $1.90
                                                    =========            ==============               =====

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE I - STOCK PLANS - Continued

Additional information regarding stock options by range of exercise prices as of December 31, 2000 is as follows:

                                         Options Outstanding                       Options Exercisable
                          ------------------------------------------------    ----------------------------
                          Number of    Weighted Average   Weighted Average    Number of
Exercise Price             Options      Exercise Price     Contract Life       Options      Exercise Price
--------------            ---------    ----------------   ----------------    ---------     --------------

$0.68 - $0.97              126,992          $ 0.72              6.95            55,326          $ 0.78
$1.50 - $2.50              799,270            2.03              6.09           711,400            1.99
                          --------          ------            ------          --------          ------
Total or average           926,263          $ 1.85              6.21           766,726          $ 1.90
                          ========          ======            ======          ========          ======

Pro Forma Information

Pro forma information regarding net earnings and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a minimum value option valuation method for options granted prior to the IPO and a Black-Scholes option valuation model for options granted after the IPO with the following weighted-average assumptions for 1998: a risk-free interest rate of 5.64%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 99%; and a weighted-average expected life of the option of 4 years. No options were granted in 1999 and 2000.

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

The weighted average fair value of options granted in 1998 is $1.53 per share. No options were granted in 1999 and 2000.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            1998              1999              2000
                                                        ------------      ------------      ------------

Pro forma net loss                                      $(16,028,422)     $ (5,631,250)     $ (8,294,501)
Pro forma net loss per share of common stock            $      (1.17)     $      (0.56)     $      (0.50)

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE J - INCOME TAXES

The components of income tax expense (benefit) from continuing operations are:

                                    1998          1999          2000
                                    ----      ------------      ----

Year ended December 31,

  Current - Federal                 $ --      $ (4,000,000)     $ --
  Deferred                            --                --        --
                                    ----      ------------      ----

                                    $ --      $ (4,000,000)     $ --
                                    ====      ============      ====

For the year ended December 31, 1999, income taxes have been allocated between continuing operations and other items in accordance with SFAS No. 109, Accounting for Income Taxes. The net loss from continuing operations includes the related tax benefit; remaining income taxes have been allocated to the cumulative effect of change in accounting principle and the gain on disposal of subsidiaries, including taxes related to approximately $5,000,000 of non-deductible goodwill and $500,000 of state taxes currently payable.

For the year ended December 31, 1999, net operating loss carryforwards of approximately $1,700,000 were utilized to offset currently taxable income. Deferred tax assets arising from the net operating loss carryforwards have been fully offset by a valuation allowance as of December 31, 2000. As of December 31, 2000, the Company has net operating loss carryforwards of approximately $62,000,000 for federal income tax purposes. Such carryforwards, which expire at various dates through 2020, could be available to reduce future federal taxable income subject to limitations resulting from substantial changes in the Company's ownership.

The significant components of the Company's deferred tax assets and liabilities are:

                                                    1999                2000
                                                ------------        ------------

Deferred tax assets
  Net operating loss carryforwards              $ 21,234,978        $ 22,377,236
  Accounts receivable allowance                      149,081             185,082
  Inventory reserves                                  67,476              50,204
  Vacation accrual                                    36,161              20,291
  Other                                                9,500             106,068
                                                ------------        ------------
                                                  21,497,196          22,738,881
Valuation allowance                              (19,569,543)        (21,243,631)
Deferred tax liabilities
  Accumulated depreciation                        (1,927,653)         (1,495,250)
                                                ------------        ------------

Net deferred assets                             $         --        $         --
                                                ============        ============

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE J - INCOME TAXES - Continued

The net change in the valuation allowance for deferred tax assets was an increase (decrease) of $5,990,069, $(448,167) and $1,674,088 in 1998, 1999 and
2000, respectively.

The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory rates to income tax expense is:

                                                  1998      1999      2000
                                                  ----      ----      ----

Tax at federal statutory rate                     (34.0)%   (34.0)%   (34.0)%
State taxes, net of federal tax benefit            (4.0)     (4.0)     (4.0)
Nondeductible expenses                              1.1         -         -
Effect of valuation allowance                      36.9       4.0      38.0
                                                  -----     -----     -----

                                                      -%    (34.0)%       -%
                                                  =====     =====     =====

NOTE K - COMMITMENTS

The Company leases sites and other facilities for its transmitters, terminals and other equipment and also leases office space under noncancellable operating leases which expire at various dates. As of December 31, 2000, approximate minimum annual rental payments required by these operating leases are as follows:

     Year ending December 31,
               2001                      $ 2,778,000
               2002                        1,078,000
               2003                          526,000
               2004                          386,000
               2005                          308,000
               Thereafter                    102,000
                                         -----------
                                         $ 5,178,000
                                         ===========

Rental expense for the years ended December 31, 1998, 1999 and 2000 was approximately $3.6 million, $3.6 million and $3.3 million, respectively.

As of December 31, 2000, the Company had one letter of credit outstanding for $53,000. This letter of credit expires in 2001, and is collateralized by a certificate of deposit of $53,000.

                             PNI Technologies, Inc.
                  (formerly known as Preferred Networks, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 2000

NOTE L - EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) plan that provides retirement benefits to substantially all employees at least 21 years of age with at least 90 days of continuous service. The Company is required to match 10% of each participant's contributions up to 1% of their salary or may make contributions at the discretion of the Board of Directors, subject to statutory limitations. The Company's contributions were not material in 1998, 1999 or 2000.

NOTE M - SEGMENT INFORMATION

In 1998, the Company's three reportable industry segments were: (i) one-way wireless networks, whereby companies purchase non-branded, wholesale network services from the Company for resale to their customers (through its PNI Access Services Division); (ii) network engineering and maintenance services, supporting one-way and two-way wireless technologies (through Preferred Technical Services, Inc.) and (iii) pager and cellular product repair services, product sales and inventory management and fulfillment through EPS Wireless, Inc.) These industry segments were all operating in separate, one hundred percent owned, subsidiaries. During 1999, the Company sold two of its subsidiaries and as a result, at December 31, 1999 and 2000, the Company is operating only through its PNI Access Services Division with the other previous year industry segments included as discontinued operations.

               Report of Independent Certified Public Accountants
                                 on Schedule II

Board of Directors
PNI Technologies, Inc.

In connection with our audit of the consolidated financial statements of PNI Technologies, Inc. and Subsidiaries referred to in our report dated March 8, 2001, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the year ended December 31, 2000. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein as of and for the year ending December 31, 2000.


                                                          /s/ GRANT THORNTON LLP

Atlanta, Georgia
March 8, 2001

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Preferred Networks, Inc.


We have audited the consolidated financial statements of Preferred Networks, Inc. (now known as PNI Technologies, Inc.) as of December 31, 1998, and for the year ended December 31, 1998, and have issued our report thereon dated April 15, 1999, except for Note E and Note G as to which the date is March 28, 2000. Our audit also included the financial statement schedule listed in Item 14 (a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the 1998 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/ ERNST & YOUNG LLP


Atlanta, Georgia
April 15, 1999, except for Note E and G
as to which the date is March 28, 2000.

                             PNI Technologies, Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 Column A                                 Column B          Column C       Column D         Column E
                -----------                             ------------      ------------  ---------------   ------------

                                                                           Additions
                                                         Balance at        Charged to                      Balance at
                                                         Beginning         Costs and       Deductions        End of
                Description                              of Period          Expenses    Describe (1)(2)      Period
                -----------                             ------------      ------------  ---------------   ------------

Year ended December 31, 2000
   Reserve and allowance deducted from
     Asset accounts
       Allowance for doubtful accounts                  $    392,731      $    799,844      $705,005      $    487,570
       Valuation allowance of deferred taxes              19,569,543         1,674,088            --        21,243,631

Year ended December 31, 1999
   Reserve and allowance deducted from
     Asset accounts
       Allowance for doubtful accounts                  $    241,844      $    395,938      $245,051      $    392,731
       Valuation allowance of deferred taxes            $ 20,017,710      $         --      $448,167      $ 19,569,543


Year ended December 31, 1998
   Reserve and allowance deducted from
     Asset accounts
       Allowance for doubtful accounts                  $    553,080      $    413,756      $724,992      $    241,844
       Valuation allowance of deferred taxes              14,027,641         5,990,069            --        20,017,710

(1) -  Bad Debt write offs.

(2) - Column C-2 "Charged to other accounts" has been omitted as the response is "none".