Form 10-Q
period 2001-03-31
PNI TECHNOLOGIES INC
filed 2001-05-18
CIK 893335

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________________to_____________________

                         Commission File Number: 0-27658

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

                                   Yes [ X ] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,520,417 shares of common stock, no par value, as of May 15, 2001.

                             PNI TECHNOLOGIES, INC.

                               INDEX TO FORM 10-Q



 PART I.                 FINANCIAL INFORMATION                                                   PAGE
                                                                                                 NUMBER
                                                                                               -----------
              Item 1.    Financial Statements


                         Condensed Consolidated Balance Sheets for March 31, 2001
                         (Unaudited) and December 31, 2000........................................    3


                         Condensed Consolidated Statements of Operations for the
                         three months ended March 31, 2001 and 2000 (Unaudited)...................    4


                         Condensed Consolidated Statements of Cash Flows for the three
                         months ended March 31, 2001 and 2000 (Unaudited).........................    5


                         Notes to Condensed Consolidated Financial Statements (Unaudited).........    6

              Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations................................................    7


              Item 3.    Quantitative and Qualitative Disclosure of Market Risk...................   12



PART II.                 OTHER INFORMATION

              Item 3.    Defaults Upon Senior Securities..........................................   12

              Item 6.    Exhibits and Reports on Form 8-K.........................................   12


                         Signatures...............................................................   13

                             PNI TECHNOLOGIES, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                               MARCH 31,             DECEMBER 31,
                                                                                                  2001                   2000
                                                                                              ------------           ------------
                                                                                              (UNAUDITED)
                                             ASSETS
Current assets
   Cash and cash equivalents .......................................................          $    939,258           $  1,912,625
   Accounts receivable, net ........................................................             1,564,697              1,562,409
   Inventory .......................................................................             1,259,961              1,285,051
   Prepaid expenses and other current assets .......................................               195,631                140,468
                                                                                              ------------           ------------
     Total current assets ..........................................................             3,959,547              4,900,553

Property and equipment, net ........................................................            10,425,418             11,422,545
Goodwill net .......................................................................             6,147,767              6,314,652
FCC licenses, net ..................................................................             7,314,297              7,454,935
Other assets, net ..................................................................               173,101                180,306
                                                                                              ------------           ------------
                                                                                                28,020,130             30,272,991
                                                                                              ============           ============

                                  LIABILITIES, REDEEMABLE PREFERRED STOCK,
                                         AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ................................................................             2,369,706              1,912,829
   Accrued liabilities .............................................................             1,322,928              1,237,585
   Accrued compensation ............................................................                60,263                143,286
   Current portion of notes payable and capital lease obligations ..................             5,217,653              5,283,151
                                                                                              ------------           ------------
     Total current liabilities .....................................................             8,970,550              8,576,851

Notes payable and capital lease obligations, less current portion ..................               141,355                152,951
Class A Redeemable Preferred Stock, no par value, $1.50 per
   share redemption price; 13,500,000 shares authorized,
   10,000,000 shares issued and outstanding (including $5,677,185 and
   $5,308,333 of undeclared dividends in 2001 and 2000, respectively) ..............            20,200,331             19,725,682


Class B Senior Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 5,500,000 shares authorized, 5,333,336 shares issued and outstanding (including $4,230,155 and
   $3,829,079 of undeclared dividends in 2001 and 2000, respectively) ..............            11,822,292             11,371,349
                                                                                              ------------           ------------
     Total liabilities and Redeemable Preferred Stock ..............................            32,163,978             39,826,833

Stockholders' equity
   Common Stock, no par value, 100,000,000 shares authorized in 2001 and 2000;
     16,520,417 issued and outstanding in 2001
     and 2000, respectively ........................................................            55,139,978             55,905,980
   Accretion of Redeemable Preferred Stock .........................................            (2,229,553)            (2,073,912)
   Accumulated deficit .............................................................           (66,024,823)           (63,385,910)
                                                                                              ------------           ------------
     Total Stockholders' equity ....................................................           (13,114,398)            (9,553,842)
                                                                                              ------------           ------------
                                                                                              $ 28,020,130           $ 30,272,991
                                                                                              ============           ============


            See notes to condensed consolidated financial statements.

                             PNI TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                             -----------------------------------
                                                                                                 2001                   2000
                                                                                             ------------           ------------
Revenues
     Network services ..............................................................          $  2,148,678           $  2,936,601
     Pager sales ...................................................................               481,074                818,835
     Networking products ...........................................................                35,472                 69,491
     Other services ................................................................                42,556                 37,756
                                                                                              ------------           ------------
              Total revenues .......................................................             2,707,780              3,862,683

Costs of revenues
     Network services ..............................................................             1,785,801              1,979,020
     Pager sales ...................................................................               471,658                719,622
     Networking products ...........................................................               171,795                 97,458
     Other services ................................................................                 2,342                  1,119
                                                                                              ------------           ------------
              Total costs of revenues ..............................................             2,431,596              2,797,219
                                                                                              ------------           ------------
Gross margin .......................................................................               276,184              1,065,464

Selling, general and administrative expenses .......................................             1,452,807              1,601,948
Depreciation and amortization ......................................................             1,311,861              1,299,903
                                                                                              ------------           ------------
              Operating loss .......................................................            (2,488,484)            (1,836,387)
Interest expense ...................................................................              (153,624)              (163,172)
Interest income ....................................................................                 3,195                 26,017
                                                                                              ------------           ------------
              Net loss .............................................................            (2,638,913)            (1,973,542)

Accretion of Redeemable Preferred Stock ............................................              (155,641)              (155,631)
Redeemable Preferred Stock dividend requirements ...................................              (769,950)              (724,728)
                                                                                              ------------           ------------
              Net loss attributable to Common Stock ................................          $ (3,564,504)          $ (2,853,901)
                                                                                              ============           ============
Net loss per share of Common Stock .................................................          $      (0.22)          $      (0.17)

Weighted average number of common shares used in calculating net loss per
     share of Common Stock .........................................................            16,520,417             16,401,418

            See notes to condensed consolidated financial statements.

                             PNI TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                   THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                              -----------------------------------
                                                                                                 2001                    2000
                                                                                              ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ..........................................................................          $ (2,638,913)          $ (1,973,542)
 Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ..................................................             1,311,861              1,299,903
    Maintenance services from sale of PTS ..........................................                    --                249,999
    Bad debt expense ...............................................................               104,511                109,355
    Stock option and restricted stock grant compensation expense ...................                 3,949                 16,582
    Changes in operating assets and liabilities:
         Accounts receivable .......................................................              (106,799)              (261,623)
         Inventory .................................................................                25,090                (80,906)
         Prepaid expenses and other assets .........................................               (55,163)               (28,524)
         Accounts payable ..........................................................               456,877               (203,195)
         Accrued liabilities .......................................................                85,337                (20,804)
         Accrued compensation ......................................................               (83,023)               (44,850)
                                                                                              ------------           ------------
    Net cash used in operating activities ..........................................              (896,273)              (937,605)

 CASH FLOWS FROM INVESTING ACTIVITIES ..............................................                    --
 Purchases of equipment ............................................................                    --                (98,793)
 Purchases of other assets and FCC licenses ........................................                    --                     --
                                                                                              ------------           ------------
    Net cash used by investing activities ..........................................                    --                (98,793)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings ..........................................................                    --                450,000
 Repayments of borrowings ..........................................................               (77,094)              (228,598)
 Issuance of Common Stock upon exercise of stock options ...........................                    --                290,746
                                                                                              ------------           ------------
    Net cash provided (used) by financing activities ...............................               (77,094)               512,148

 Net increase (decrease) in cash and cash equivalents ..............................              (973,367)              (524,250)
 Cash and cash equivalents, beginning of period ....................................             1,912,625              5,489,898
                                                                                              ------------           ------------
 Cash and cash equivalents, end of period ..........................................          $    939,258           $  4,965,648
                                                                                              ============           ============



            See notes to condensed consolidated financial statements.

                             PNI TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


1.       THE COMPANY

         PNI Technologies, Inc., formerly known as Preferred Networks, Inc. ("PNI" or the "Company"), commenced operations in 1991 as a carrier's carrier of one-way paging networks, whereby the Company's customers purchase and resell the Company's network services to their subscribers. During 1999, the Company completed development of its intelligent, high-speed switching technology. The Company shipped its first beta units in 1999 and in early 2000, began shipments to customers of its first networking products. With the introduction of its networking products, the Company is evolving into a developer and supplier of advanced communications hardware and software products. However, the Company is at an early stage of development of its networking products business and substantially all of its revenues and costs continue to be derived from its network services business. The Company changed its name effective August 2000.

2.       BASIS FOR PRESENTATION
         The interim condensed consolidated financial information contained herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and includes in the opinion of management, all adjustments, which are of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These financial statements and related notes should be read in conjunction with the financial statements and notes as of December 31, 2000, included in the Company's Annual Report on Form 10-K (File No. 0-27658). Results of operations for the periods presented herein are not necessarily indicative of results to be expected for the full year or any other interim period.

3.       SUPPLEMENTAL CASH FLOW INFORMATION
         Cash and cash equivalents include investments in money market instruments, which are carried at fair market value. There were no significant federal or state income taxes paid or refunded for the three months ended March 31, 2001 and 2000.

6.       SEGMENT INFORMATION
         The Company operates its business as one reportable segment.

                             PNI TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

In this section, the Company makes reference to "EBITDA" which represents earnings before interest expense, interest income, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the telecommunications industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles ("GAAP")), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the three months ended March 31, 2001 and 2000, respectively, as a percentage of total revenues.


                                                                                                      THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                              -----------------------------------
                                                                                                  2001                   2000
                                                                                              ------------           ------------
Revenues
   Network services ................................................................                  79.4%                76.0 %
   Pager sales .....................................................................                  17.8                   21.2
   Networking products .............................................................                   1.3                    1.8
   Other services ..................................................................                   1.5                    1.0
                                                                                              ------------           ------------
     Total revenues ................................................................                 100.0                  100.0
Cost of revenues
   Network services ................................................................                  66.0                   51.2
   Pager sales .....................................................................                  17.4                   18.6
   Networking products .............................................................                   6.3                    2.5
   Other services ..................................................................                   0.1                    0.0
                                                                                              ------------           ------------
     Total cost of revenues ........................................................                  89.8                   72.3
                                                                                              ------------           ------------
Gross margin .......................................................................                  10.2                   27.7
Selling, general and administrative expenses .......................................                  53.7                   41.5
Depreciation and amortization ......................................................                  48.4                   33.7
                                                                                              ------------           ------------
     Operating loss ................................................................                 (91.9)                 (47.5)
Interest expense ...................................................................                  (5.7)                  (4.2)
Interest income ....................................................................                   0.1                    0.6
Net loss ...........................................................................                 (97.5)%                (51.1)%
EBITDA .............................................................................                 (43.5)%                (13.8)%
                                                                                              ============           ============



RESULTS OF OPERATIONS

Revenues

         Total revenues were $2.7 million for the three months ended March 31, 2001 compared to $3.9 million for the three months ended March 31, 2000. The decrease in total revenues compared to the prior year period was due to lower revenues from network services.

         Revenues from network services were $2.1 million for the three months ended March 31, 2001 compared to $2.9 million for the three months ended March 31, 2000. PNI's airtime revenues have been affected by industry trends of increased competition for reseller service units, declining service unit net additions and declining average revenue per unit ("ARPU"). The Company's airtime revenues were also affected by its limited working capital available for pager purchases, because its customers typically rely on the Company for pager supply in order to add service units to the Company's networks. Due to these factors, PNI experienced a decline in total units in service to 381,537 at March 31, 2001, compared to 495,476 at March 31, 2000. In addition, total average revenue per unit ("ARPU") declined to $1.83 for the three months ended March 31, 2001, compared to $1.94 in the prior year period. PNI has undertaken certain marketing initiatives to address these competitive pressures; however, no assurances can be given that these marketing initiatives will lead to increased airtime revenues in the future, and the trend toward decreasing network services revenues may continue.

                             PNI TECHNOLOGIES, INC.


         Revenues from pager sales were $481,000 for the three months ended March 31, 2001 compared to $819,000 for the three months ended March 31, 2000. PNI's pager sales were affected by its limited working capital available for pager purchases, as discussed above.

         PNI is in the early stages of development of its networking products business. PNI began commercial shipments of its first networking product, the iTerminal(TM) desktop messaging terminal, in early 2000, and has subsequently introduced additional products, including its Platform1(R) intelligent, high-speed, modular switch. PNI generated $35,000 of revenues from sales of networking products for the three months ended March 31, 2001 compared to $69,000 for the three months ended March 31, 2000. PNI's limited development personnel have inhibited its ability to complete multiple customer orders. Due to the early stages of commercial sales of PNI's networking products and PNI's limited working capital, there can be no assurance that the Company will not experience further delays or that PNI's networking products will achieve significant sales volumes.

Cost of Revenues

         Cost of network services were $1.8 million for the three months ended March 31, 2001 compared to $2.0 million for the three months ended March 31, 2000. The decrease in cost of network services is due to continued initiatives to reduce operating costs.

         Cost of pager sales were $472,000 for the three months ended March 31, 2001 compared to $720,000 for the three months ended March 31, 2000, due primarily to the Company's limited pager supply and related decrease in pager revenue.

         Cost of networking products were $172,000 for the three months ended March 31, 2001 compared to $97,000 for the three months ended March 31, 2000. The majority of the cost of networking products in both periods resulted from an allocation of S,G&A expenses that are associated with the delivery of commercial products. Due to the early stages of commercial sales of PNI's networking products and its attempts to build its networking products business, this expense allocation exceeded the networking products revenues for both periods.

Overhead

         S,G&A expense was $1.5 million for the three months ended March 31, 2001 compared to $1.6 million for the three months ended March 31, 2000. Depreciation and amortization expense was $1.3 million for the three months ended March 31, 2001 and 2000, respectively. Interest expense was $154,000 for the three months ended March 31, 2001 compared to $163,000 for the three months ended March 31, 2000.

         Net loss was $2.6 million for the three months ended March 31, 2001 compared to $2.0 million for the three months ended March 31, 2000. The net loss attributable to Common Stock for the three months ended March 31, 2001 was $3.6 million compared to $2.9 million for the three months ended March 31, 2000. The increase in net loss is due to decreases in gross profit due to lower revenues.


Liquidity and Capital Resources

Summary of 2000 and 2001 Events

         At March 31, 2000, PNI had $939,000 in cash, $1.6 million in net accounts receivable, $2.4 million in accounts payable and $1.3 million in accrued liabilities. An aggregate of $5.4 million in principal plus accrued interest was outstanding under PNI's credit facilities with its lenders as of March 31, 2001. PNI's net cash used in continuing operations for the three month period ended March 31, 2001 was $896,000, compared to $938,000 in 2000.

         During the first quarter of 2001, PNI continued in its efforts to develop its networking products business, and to that end incurred expenses in the development and promotion of this business that it would not have incurred

                             PNI TECHNOLOGIES, INC.


solely as a provider of network services. PNI has not yet achieved significant sales of its networking products, and its costs attributable to this business have exceeded its revenues. PNI's principal revenue source remains its network services business, which continues its trend toward lower per-user and aggregate revenues. PNI has undertaken certain marketing initiatives to address competitive pressures in its network services business, although no assurances can be given that this will lead to increased airtime revenues in the future, and the trend toward decreasing network services revenues may continue.

         The networking products business is an early-stage business operating in a new and rapidly evolving market. PNI's limited operating history with respect to this business makes an evaluation of its business and prospects very difficult. Since introducing its first product in 2000 and through the three months ended March 31, 2001, PNI derived only $337,000 in total revenues from the sale of networking products. While PNI believes that this low sales volume is attributable in part to PNI's limited resources to exploit its networking products business, it may also be an indication of limited demand for these products. The risks and difficulties that the networking products business will continue to encounter as an early stage business include, but are not limited to, limited funding from PNI, a competitive business environment, the validity of certain patent and intellectual property rights protecting this technology, other competing products offered by third party manufacturers, and the overall economic state of the telecommunications industry. There can be no assurances that PNI will be successful in the sale of networking products.

         PNI has three primary lenders, as further discussed in the "Capital Resources" section below. At March 31, 2001, PNI had $1.9 million outstanding under a senior credit facility that is secured by substantially all of the assets of PNI and is to be used for working capital purposes. The amount outstanding under this facility was due on March 31, 2001. PNI notified this lender of its intent to delay this payment and of its efforts to complete a strategic transaction (as further discussed in the "Capital Resources" section below) that would enable it to retire this obligation. In May 2001, this lender agreed to forbear its rights relating to the defaults during the period in which PNI hopes to consummate the strategic transaction. Beginning in February 2001, PNI ceased to make principal and interest payments to its two other primary lenders, although these payments were due under the applicable loan agreements. These loans are secured by the majority of PNI's paging network assets. As of the date that PNI ceased to make payments to these institutions, the aggregate outstanding balance totaled $3.3 million, of which $1 million was due and payable on March 31, 2001. Thereafter, PNI is required to make regular principal payments to these lenders in the aggregate average monthly amount of $180,000 (in addition to monthly interest payments) for the remainder of 2001. PNI notified these lenders of its intent to delay these payments and of its efforts to complete a strategic transaction that would enable it to retire these obligations, although neither lender has amended its loan agreement with PNI. These lenders presently are able to declare all the principal and accrued interest owed to them currently due. In such event, PNI would be required to explore a variety of alternatives, including selling or licensing various assets, or seeking protection under the U.S. Bankruptcy Code.

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

         During 1999, the Company repaid in full its senior credit facility that was used to finance paging network acquisitions. At December 31, 1999, the Company had established a $2.0 million revolving credit facility with this financial institution to be used for working capital purposes. The outstanding balance under this facility bears interest at 2% plus the prime rate. The amount outstanding under this facility as of March 31, 2001 was $1.9 million, which was due on March 31, 2001. PNI notified this lender of its intent to delay this payment and of its efforts to complete a strategic transaction (as further described below) that would enable it to retire this obligation. In May 2001, this lender agreed to forbear its rights relating to this and certain other defaults during the period in

                             PNI TECHNOLOGIES, INC.


which PNI hopes to consummate the strategic transaction. Borrowings under this facility are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to a variety of issues.

         PNI has purchased certain of its paging network equipment under a vendor financing facility bearing interest at the rate of 12.57%. This credit facility was established in 1996 and this lender has since amended certain terms and conditions. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. In connection with PNI's sale of its subsidiary EPS Wireless, Inc. in December 1999, this lender amended this facility with respect to the outstanding balance to suspend principal payments until March 31, 2001 (although PNI was still obligated to pay interest). A principal payment of $1 million was due March 31, 2001, following which PNI is obligated to make monthly principal payments of approximately $124,000 until December 2001. As of March 31, 2001, there was $1.9 million outstanding under this facility with no additional availability. PNI ceased to make interest payments to this lender in February 2001 and did not make the payment due on March 31, 2001, both of which constitute events of default. PNI notified this lender of its intent to delay these payments and of its efforts to complete a strategic transaction (as further described below) that would enable it to retire this obligation, although this lender has not amended its loan agreement with PNI. This lender presently is able to declare the principal and all accrued interest currently due, which would have a material adverse effect on the Company.

         The Company has purchased certain of its paging network equipment under a secured credit facility from a finance company bearing interest at a rate of 10.0%. This credit facility was established in 1996 and this lender has since amended certain terms and conditions. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. In connection with the sale of its subsidiary Preferred Technical Services, Inc., in May 1999, this lender amended this facility with respect to the outstanding balance to suspend principal payments until May 2000 (although the Company was still obligated to pay interest). In May 2000, a principal payment of $613,000 was due and paid, following which monthly principal payments of approximately $56,000 are due until February 2003. As of March 31, 2001, there was $1.4 million outstanding under this facility with no additional availability. PNI ceased to make principal and interest payments to this lender in February 2001, both of which constitute events of default. PNI notified this lender of its intent to delay these payments and of its efforts to complete a strategic transaction (as further described below) that would enable it to retire this obligation, although this lender has not amended its loan agreement with PNI. This lender presently is able to declare the principal and all accrued interest currently due, which would have a material adverse effect on the Company.

         Because of the reduction in cash flow and concurrent failure to meet the debt obligations discussed above, certain of PNI's principal lenders could exercise their rights to accelerate such debt. In certain circumstances, the holders of PNI's Class A Redeemable Preferred Stock and the Class B Senior Redeemable Preferred Stock also may accelerate the debt associated with those classes of Preferred Stock. In either event, PNI would be unable to satisfy those obligations.

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

                             PNI TECHNOLOGIES, INC.


creditors, or, in the case of a chapter 11 filing, to emerge from chapter 11 bankruptcy. Because of the expense associated with a bankruptcy proceeding and the need to have some resources available to fund the bankruptcy process at the time of filing, PNI will continue to consider such a filing an option which could be exercised by PNI at any time.

         If PNI was required to satisfy its obligations to its lenders, became insolvent or was liquidated, and PNI's lenders proceeded against PNI's assets to satisfy those obligations, the value of its assets might not be sufficient to satisfy those obligations. This condition could be exacerbated by the fact that some of PNI's assets are intangible assets, primarily FCC licenses, goodwill and subscriber lists. At March 31, 2001, PNI's total assets were approximately $28 million, of which net intangible assets were approximately $14 million. The value of these intangible assets in the context of a liquidation or sale of business may be less than indicated in PNI's financial statements as a result of a variety of factors, including changes in technology, regulation, and available financing or competitive pressures. There can be no assurance that the value of PNI's assets is, or will be, sufficient to repay its debt obligations. Even if PNI is able to satisfy its debt obligations, this could exhaust most, if not all, of PNI's assets. In such a situation, there would be little, if any, surplus remaining for distribution to the holders of PNI's preferred and common stock.

         Currently, PNI is in negotiations with a third party with respect to a merger transaction that, if concluded, is expected to enable PNI to retire its debt obligations and to access additional working capital for growth. The parties to the potential transaction hope to execute a merger agreement during the second quarter of 2001, although there can be no assurance that the transaction will be consummated. PNI continues to explore a variety of financing and restructuring alternatives, including selling or licensing various assets and restructuring or reorganizing its outstanding debt and/or its business. PNI has thus far not consummated a financing or restructuring, or a reorganization or other strategic transaction that would enable it to satisfy its lenders and other creditors and continue to fund its business. There can be no assurance that such a transaction will be consummated on terms acceptable to PNI, if at all, before PNI's available resources are consumed.


Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K, and other materials filed or to be filed by PNI with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by PNI) contains statements that are or will be forward-looking, such as statements relating to future sales activity or financial performance, marketing efforts and their possible results, financing and restructuring alternatives and their possible results, the possibility of any reorganization, acquisition or other strategic transaction, future capital expenditures, financing sources and availability and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of PNI. These risks and uncertainties include, but are not limited to, uncertainties affecting the wireless industries generally; risks relating to PNI's expansion and other business development activities; risks related to the deployment and feasibility of PNI's new networking technologies and products; risks relating to technological change in the wireless industries; risks associated with PNI's efforts to commercialize and market successfully its networking products, such as the Platform1(R) and iTerminal(TM) products; the relatively unproven nature of PNI's networking products, which represent a new product line for PNI; challenges to PNI's technologies (such as challenges to the validity of patents on PNI's switching technology); risks relating to the ability of PNI to obtain additional funds in the form of debt or equity (including availability of financing terms acceptable to PNI); fluctuations in interest rates; and the existence of and changes to federal and state laws and regulations. In particular, statements relating to the competitive position and performance of PNI's current and future networking products and their expected performance in the marketplace are forward-looking statements that are subject to risks and uncertainties. PNI operates in a highly competitive marketplace and new product developments by competitors can occur at any time, thereby diminishing the attractiveness of PNI's products.

                             PNI TECHNOLOGIES, INC.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         There have been no significant changes since December 31, 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                     PART II

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         The Company has $1.9 million outstanding under a revolving credit facility with a financial institution to be used for working capital purposes, which was due on March 31, 2001. PNI did not make this payment on March 31, 2001, which constitutes an event of default. In May 2001, this lender agreed to forbear its rights relating to this and certain other defaults until October 15, 2001, provided the Company makes a principal payment of $500,000 by June 15, 2001 (as further described above).

         The Company has purchased certain of its paging network equipment under a vendor financing facility that had $1.9 million outstanding as of March 31, 2001. A principal payment of approximately $1 million was due on March 31, 2001, following which PNI is obligated to make monthly principal payments of approximately $124,000 until December 2001. PNI ceased to make interest payments to this lender beginning in February 2001 and did not make the payment due on March 31, 2001, both of which constitute events of default. A total of $1.1 million in scheduled principal payments and $83,000 of accrued interest was due and unpaid to this lender as of this filing date. This lender presently is able to declare all principal and accrued interest currently due, which would have a material adverse effect on the Company.

         The Company has purchased certain of its paging network equipment under a secured credit facility that had $1.4 million outstanding as of March 31, 2001. The Company is presently obligated to make monthly principal payments of approximately $56,000 until February 2003. PNI ceased to make principal and interest payments to this lender beginning in February 2001, both of which constitute events of default. A total of $220,000 in scheduled principal payments and $46,000 of accrued interest was due and unpaid to this lender as of this filing date. This lender presently is able to declare all principal and accrued interest currently due, which would have a material adverse effect on the Company.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:


         10.4 Forbearance Agreement dated as of May 17, 2001 by and among PNI Systems, LLC, the Registrant, and Bank of America, N.A.

(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K for the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PNI TECHNOLOGIES, INC.


Date:  May 18, 2001     By: /s/ Mark H. Dunaway
                            -------------------------------------------------
                            Mark H. Dunaway
                            Chief Executive Officer



Date:  May 18, 2001     By: /s/ Kathryn Loev Putnam
                            -------------------------------------------------
                            Kathryn Loev Putnam
                            Senior Vice President and Chief Financial Officer (Principal Financial Officer and
                            Principal Accounting Officer)