Form 10-Q
period 2001-06-30
PNI TECHNOLOGIES INC
filed 2001-08-20
CIK 893335

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,520,417 shares of common stock, no par value, as of August 20, 2001.

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)

                               INDEX TO FORM 10-Q

PART I.           FINANCIAL INFORMATION                                                      PAGE
                                                                                            NUMBER
                                                                                            ------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets for June 30, 2001
                  (Unaudited) and December 31, 2000.....................................       3

                  Condensed Consolidated Statements of Operations for the three and
                  six months ended June 30, 2001 and 2000 (Unaudited)...................       4

                  Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2001 and 2000
                  (Unaudited)...........................................................       5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)......       6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................       9

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk................      14



PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings.....................................................      14

         Item 3.  Defaults Upon Senior Securities.......................................      14

         Item 6.  Exhibits and Reports on Form 8-K......................................      15

                  Signatures............................................................      16

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30,      DECEMBER 31,
                                                                                             2001            2000
                                                                                         ------------    ------------
                                                                                         (UNAUDITED)

                                                       ASSETS
Current assets
   Cash and cash equivalents ........................................................    $  1,207,741    $  1,912,625
   Accounts receivable, net .........................................................         652,429       1,562,409
   Inventory ........................................................................         244,547       1,285,051
   Prepaid expenses and other current assets ........................................         209,045         140,468
                                                                                         ------------    ------------
     Total current assets ...........................................................       2,313,762       4,900,553

Property and equipment, net .........................................................       3,213,263      11,422,545
Goodwill net ........................................................................              --       6,314,652
FCC licenses, net ...................................................................              --       7,454,935
Other assets, net ...................................................................         169,361         180,306
                                                                                         ------------    ------------
                                                                                         $  5,696,386    $ 30,272,991
                                                                                         ============    ============

                                      LIABILITIES, REDEEMABLE PREFERRED STOCK,
                                             AND STOCKHOLDERS' DEFICIT
Current liabilities
   Pre-petition accounts payable ....................................................    $  3,454,257    $  1,912,829
   Post-petition accounts payable ...................................................         135,002              --
   Accrued liabilities ..............................................................       1,303,669       1,237,585
   Accrued compensation .............................................................          37,995         143,286
   Current portion of notes payable and capital lease obligations ...................       5,348,981       5,283,151
Class A Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 13,500,000 shares authorized, 10,000,000 shares issued and outstanding (including $6,046,038 of undeclared
   dividends in 2001) ...............................................................      20,674,980              --
Class B Senior Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 5,500,000 shares authorized, 5,333,336 shares issued
   and outstanding (including $3,829,079 of undeclared dividends in 2001) ...........      12,327,150              --
                                                                                         ------------    ------------
     Total current liabilities ......................................................      43,282,034       8,576,851

Notes payable and capital lease obligations, less current portion ...................              --         152,951
Class A Redeemable Preferred Stock, no par value, $1.50 per
   share redemption price; 13,500,000 shares authorized, 10,000,000 shares issued and outstanding (including $5,308,333 of undeclared
   dividends in 2000) ...............................................................              --      19,725,682
Class B Senior Redeemable Preferred Stock, no par value, $1.50 per share redemption price; 5,500,000 shares authorized, 5,333,336 shares issued and outstanding (including $4,685,190 and
   $3,829,079 of undeclared dividends in 2001 and 2000, respectively) ...............              --      11,371,349
                                                                                         ------------    ------------
     Total liabilities and Redeemable Preferred Stock ...............................      43,282,034      39,826,833

Deficit in Stockholders' Equity
   Common Stock, no par value, 100,000,000 shares authorized in 2001 and 2000;
     16,520,417 issued and outstanding in 2001 and 2000, respectively ...............      54,320,062      55,905,980
   Accretion of Redeemable Preferred Stock ..........................................      (2,385,195)     (2,073,912)
   Accumulated deficit ..............................................................     (89,520,515)    (63,385,910)
                                                                                         ------------    ------------
     Total Stockholders' deficit ....................................................     (37,585,648)     (9,553,842)
                                                                                         ------------    ------------
                                                                                         $  5,696,386    $ 30,272,991
                                                                                         ============    ============

            See notes to condensed consolidated financial statements.

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                ------------------------------------------------------------
                                                                    2001            2000            2001            2000
                                                                ------------    ------------    ------------    ------------

Revenues
     Network services ......................................    $  1,957,992    $  2,712,071    $  4,106,670    $  5,648,672
     Pager sales ...........................................         558,904         791,190       1,039,978       1,610,025
     Networking products ...................................          65,992         189,409         101,464         258,900
     Other services ........................................          30,611          66,907          73,167         104,665
                                                                ------------    ------------    ------------    ------------
              Total revenues ...............................       2,613,499       3,759,577       5,321,279       7,622,262

Costs of revenues
     Network services ......................................       1,670,682       1,839,401       3,456,483       3,818,421
     Pager sales ...........................................         501,251         664,350         972,909       1,383,972
     Networking products ...................................         137,339         112,070         309,134         209,528
     Other services ........................................             109             133           2,451           1,252
                                                                ------------    ------------    ------------    ------------
              Total costs of revenues ......................       2,309,381       2,615,954       4,740,977       5,413,173
                                                                ------------    ------------    ------------    ------------
Gross margin ...............................................         304,118       1,143,623         580,302       2,209,089

Selling, general and administrative expenses ...............       2,117,483       1,616,159       3,570,290       3,218,105
Reorganization costs .......................................          69,720              --          69,720              --
Depreciation and amortization ..............................       1,312,103       1,261,599       2,623,964       2,561,501
Impairment Loss ............................................      20,149,970              --      20,149,970              --
                                                                ------------    ------------    ------------    ------------
              Operating loss ...............................     (23,345,158)     (1,734,135)    (25,833,642)     (3,570,517)
Interest expense ...........................................        (151,074)       (162,333)       (304,698)       (325,506)
Interest income ............................................             540          75,111           3,735         101,128
Net Loss ...................................................     (23,495,692)     (1,821,357)    (26,134,605)     (3,794,895)
Accretion of Redeemable Preferred Stock ....................        (155,642)       (155,653)       (311,282)       (311,284)
Redeemable Preferred Stock dividend requirements ...........        (823,866)       (719,989)     (1,593,816)     (1,444,717)
                                                                ------------    ------------    ------------    ------------
              Net loss attributable to Common Stock ........    $(24,475,200)   $ (2,696,999)   $(28,039,703)   $ (5,550,896)
                                                                ============    ============    ============    ============

Net loss per share of Common Stock .........................    $      (1.48)   $       (.16)   $      (1.70)   $       (.34)

Weighted average number of common shares used in
     calculating net loss per share of Common Stock ........      16,520,417      16,544,417      16,520,417      16,472,917

            See notes to condensed consolidated financial statements.

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                          ----------------------------
                                                                              2001            2000
                                                                          ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .............................................................    $(26,134,605)   $ (3,794,895)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization .....................................       2,623,964       2,561,501
   Maintenance services from sale of PTS .............................              --         416,665
   Bad debt expense ..................................................         810,092         214,556
   Impairment loss ...................................................      20,149,970              --
   Stock option and restricted stock grant compensation expense ......           7,898          23,254
   Changes in operating assets and liabilities:
        Accounts receivable ..........................................          99,888        (477,606)
        Inventory ....................................................         256,384        (222,002)
        Prepaid expenses and other assets ............................         (68,577)          8,628
        Accounts payable .............................................       1,676,430        (421,158)
        Accrued liabilities ..........................................          91,084          81,608
        Accrued compensation .........................................        (105,291)         (7,358)
                                                                          ------------    ------------
   Net cash used in operating activities .............................        (592,763)     (1,616,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment ...............................................              --         (91,356)
Payment of accrued expenses related to sale of subsidiary in 1999 ....              --        (570,000)
Proceeds from holdback related to sale of subsidiary in 1999 .........              --         750,000
Purchases of other assets and FCC licenses ...........................              --              --
                                                                          ------------    ------------
   Net cash used by investing activities .............................              --          88,644

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings .............................................              --         550,000
Repayments of borrowings .............................................        (112,121)       (999,482)
Issuance of redeemable preferred stock ...............................              --              --
Issuance of Common Stock upon exercise of stock options ..............              --         290,746
                                                                          ------------    ------------
   Net cash provided (used) by financing activities ..................        (112,121)       (158,736)

Net increase (decrease) in cash and cash equivalents .................        (704,884)     (1,686,899)
Cash and cash equivalents, beginning of period .......................       1,912,625       5,489,898
                                                                          ------------    ------------
Cash and cash equivalents, end of period .............................    $  1,207,741    $  3,802,999
                                                                          ------------    ------------

            See notes to condensed consolidated financial statements.

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1.       THE COMPANY

         PNI Technologies, Inc., formerly known as Preferred Networks, Inc. ("PNI" or the "Company"), commenced operations in 1991 as a carrier's carrier of one-way paging networks, whereby the Company's customers purchase and resell the Company's network services to their subscribers. During 1999, the Company completed development of its intelligent, high-speed switching technology. The Company shipped its first beta units in 1999 and in early 2000, began shipments to customers of its first networking products. However, substantially all of its revenues and costs continue to be derived from its network services business. Due to the early stages of commercial sales of PNI's networking products, PNI's limited working capital, and PNI's limited development personnel, PNI has been inhibited in its ability to complete multiple customer orders. Concurrent with its Chapter 11 Bankruptcy filing, PNI suspended all development, assembly and shipments of its networking products. PNI does not expect to resume such activities in the foreseeable future, although it may seek to transfer or license its patent with respect to these technologies. The Company changed its name effective August 2000.

2.       BASIS FOR PRESENTATION

         The interim condensed consolidated financial information contained herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and includes in the opinion of management, all adjustments, which are of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. These financial statements and related notes should be read in conjunction with the financial statements and notes as of December 31, 2000, included in the Company's Annual Report on Form 10-K (File No. 0-27658) and the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2001. Results of operations for the periods presented herein are not necessarily indicative of results to be expected for the full year or any other interim period.

3.       CHAPTER 11 REORGANIZATION

         On June 8, 2001 (the "Petition Date"), PNI Technologies, Inc. and all of its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Georgia (the "Bankruptcy Court"). The Debtors are managing their business as "debtor-in-possession" in accordance with the applicable provisions of the Bankruptcy Code. No trustee or examiner has been appointed to the cases.

         Subsequent to the commencement of the Chapter 11 cases, the court has approved certain orders which were intended to enable the Debtors to continue business operations as debtors-in-possession. To date, the most significant of these orders (i) permitted the Debtors to utilize cash collateral, with the consent of the Company's senior lender, for its continuing operations (consisting of the majority of its network operations in the Southeast and Northeast) during the Chapter 11 cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 cases; (ii) authorized the Debtors to discontinue service in certain markets (consisting of its networks in the Mid-west, Florida, the Mid-Atlantic and selected networks operating on certain frequencies in the Southeast and Northeast); (iii) authorized payment of post-petition wages, vacation pay, and employee benefits and reimbursement of employee business expenses; (iv) authorized payment of pre and post-petition regulatory fees and taxes, including franchise, personal property, net worth, capital and gross receipts taxes owed by the Debtors; and (v) authorized the Debtors to pay certain pre-petition obligations to critical vendors to aid the Debtors in maintaining operation of their businesses.

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

         In bankruptcy, the rights of, and the Debtors' ultimate payments to, pre-petition creditors and shareholders may be substantially altered. This could result in claims being liquidated in the bankruptcy cases at less (and possibly substantially less) than 100% of their face value, and the equity of the Debtors' common shareholders being diluted or cancelled. In addition, pursuant to the provisions of the Bankruptcy Code, the Debtors are not permitted to pay any claims or obligations that arose prior to the Petition Date ("Pre-petition Claims") unless specifically authorized by the Bankruptcy Court. Similarly, claimants may not enforce any claims against the Debtors that arose prior to the Petition Date unless specifically authorized by the Court. The Debtors also have the right, as debtors-in-possession, subject to the Bankruptcy Court's approval, to assume or reject any executory contracts and unexpired leases in existence on the Petition Date. Parties having claims as a result of such rejection may file claims with the Court, which will be addressed as part of the Chapter 11 cases. The Bankruptcy Code also provides that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. This period may be extended upon request of the Debtors and subsequent Bankruptcy Court approval. If the Debtors fail to file a plan of reorganization during the exclusive period, as extended, or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite classes of creditors and equity security holders during the exclusive solicitation period, any party in interest may file their own plan of reorganization for the Debtors.

         Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Debtors will operate under the protection of Chapter 11 of the Bankruptcy Code, the outcome of the bankruptcy cases in general, whether the Debtors will continue to operate under their current organizational structure, or the effect of the cases on the Debtors' business or on the claims and interests of the various creditors and security holders.

         Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going-concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. With the exception of certain assets written down pursuant to an impairment loss (as further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations below), the statements also present the assets of the Company at historical cost. A plan of reorganization could materially change the amounts and the carrying values currently disclosed in the financial statements.

         PNI continues to experience an erosion of its revenues from traditional one-way paging, which is the core of PNI's network services business and its principal revenue source. This decline in networking services revenue is indicative of the trends experienced by other one-way paging carriers. PNI expects to continue to experience significant net losses and declining cash flows. At the same time, the Company believes, based on information presently available to it, that cash available from its continuing operations will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to obtain sufficient credit and payment terms from vendors,
         (ii) the Company's ability to comply with the terms of any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases, (iii) the ability of the Company to maintain adequate cash on hand, (iv) the ability of the Company to generate cash from operations, (v) confirmation of a plan of reorganization under the Bankruptcy Code, and (vi) the Company's ability to achieve profitability following such confirmation. As a result of these uncertainties, there can be no assurance that existing or future sources of liquidity will be adequate.

4.       SUPPLEMENTAL CASH FLOW INFORMATION

         Cash and cash equivalents include investments in money market instruments, which are carried at fair market

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

         value. There were no significant federal or state income taxes paid or refunded for the six months ended June 30, 2001 and 2000.

5.       IMPAIRMENT LOSS

         Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting For The Impairment Of Long Lived Assets and For Long Lived Assets To Be Disposed Of, requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In accordance with SFAS 121, at June 30, 2001, a total impairment loss of $20.1 million has been recorded relating to the write down of certain network system equipment in markets which the Company intends to discontinue service in the amount of $6.2 million, the Company's intangible assets consisting of goodwill and FCC licenses in the amount of $13.1 million, and for the write down of certain inventory in the amount of $783,000. The network system equipment write down is based on limited market for the sale of this equipment to a third party, the declining financial condition of the Company's competitors, the declining number of paging subscribers industry-wide, and the overall level of excess network equipment in the industry. With respect to the intangibles, the value of these assets is directly attributable to the recurring revenue stream generated by the Company's customers. Due to recurring reductions in revenues and the number of active units in service, it is the opinion of management that the recoverability of the carrying value of these intangible assets may be in doubt. Further, the overall valuations in recent transactions involving other paging carriers and the current financial condition of the Company raise substantial questions concerning the recoverability of these assets. The impairment charge was taken at the time the Company made the decision to discontinue service to these markets, which was June 30, 2001.

6.       SEGMENT INFORMATION

         The Company operates its business as one reportable segment.

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        In this section, the Company makes reference to "EBITDA" which represents earnings before interest expense, interest income, taxes, depreciation and amortization. EBITDA is a financial measure commonly used in the telecommunications industry and should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles ("GAAP")), as an alternative to cash flows from operating activities (as determined in accordance with GAAP), or as a measure of liquidity. The table below provides the components of the Company's consolidated statements of operations and EBITDA for each of the three and six months ended June 30, 2001 and 2000, respectively, as a percentage of total revenues.

                                                     Three Months Ended   Six Months Ended
                                                          June 30,            June 30,
                                                     ------------------   ----------------
                                                       2001      2000      2001      2000
                                                      ------    ------    ------    ------
Revenues
   Network services ..............................      74.9%     72.1%     77.2%     74.1%
   Pager sales ...................................      21.4      21.0      19.5      21.1
   Networking products ...........................       2.5       5.0       1.9       3.4
   Other services ................................       1.2       1.9       1.4       1.4
                                                      ------    ------    ------    ------
     Total revenues ..............................     100.0     100.0     100.0     100.0
Cost of revenues
   Network services ..............................      63.9      48.9      65.0      50.1
   Pager sales ...................................      19.2      17.7      18.3      18.2
   Networking products ...........................       5.3       3.0       5.8       2.7
   Other services ................................       0.0       0.0       0.0       0.0
                                                      ------    ------    ------    ------
     Total cost of revenues ......................      88.4      69.6      89.1      71.0
                                                      ------    ------    ------    ------
Gross margin .....................................      11.6      30.4      10.9      29.0
Selling, general and administrative expenses .....      81.0      43.0      67.1      42.2
Reorganization costs .............................       2.7        --       1.3        --
Depreciation and amortization ....................      50.2      33.6      49.3      33.6
Impairment loss ..................................     771.0        --     378.7        --
                                                      ------    ------    ------    ------
     Operating loss ..............................    (893.3)    (46.2)   (485.5)    (46.8)
                                                      ------    ------    ------    ------
Interest expense .................................      (5.8)     (4.3)     (5.7)     (4.3)
Interest income ..................................       0.0       2.0       0.1       1.3
                                                      ------    ------    ------    ------
Net loss .........................................    (899.1)%   (48.5)%  (491.1)%   (49.8)%
                                                      ======    ======    ======    ======
EBITDA ...........................................    (843.1)%   (12.6)%  (436.2)%   (13.2)%
                                                      ======    ======    ======    ======

RESULTS OF OPERATIONS

Revenues

        Total revenues were $2.6 million and $5.3 million for the three and six months ended June 30, 2001, respectively, compared to $3.8 million and $7.6 million for the three and six months ended June 30, 2000, respectively. The decrease in total revenues compared to the prior year periods was due to lower revenues in all revenue categories, with the largest decline occurring from network services.

        Revenues from network services were $2.0 million and $4.1 million for the three and six months ended June 30, 2001, respectively, compared to $2.7 million and $5.6 million for the three and six months ended June 30, 2000, respectively. PNI's airtime revenues have been affected by industry trends of increased competition for reseller service units, declining service unit net additions and declining average revenue per unit ("ARPU"). The Company's airtime revenues were also affected by its limited working capital available for pager purchases,

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)


because its customers typically rely on the Company for pager supply in order to add service units to the Company's networks. Due to these factors, PNI experienced a decline in total units in service to 348,179 at June 30, 2001, compared to 468,314 at June 30, 2000. In addition, total average revenue per unit ("ARPU") declined to $1.82 for the six months ended June 30, 2001, compared to $1.92 in the prior year period. As part of its planned reorganization under the Chapter 11 Bankruptcy filing, PNI intends to reduce its operating losses by discontinuing service in certain markets that are not profitable (consisting of its networks in the Mid-west, Florida, the Mid-Atlantic and selected networks operating on certain frequencies in the Southeast and Northeast.) PNI intends to continue to operate its profitable networks, which consist of the majority of its Northeast and Southeast operations. Accordingly, although PNI believes these efforts will provide a benefit to future net operating results, the reduction in network markets will result in a further decrease in units in services and associated airtime revenues.

        Revenues from pager sales were $559,000 and $1.0 million for the three and six months ended June 30, 2001, respectively, compared to $791,000 and $1.6 million for the three and six months ended June 30, 2000, respectively. PNI's pager sales were affected by its limited working capital available for pager purchases, as discussed above.

        PNI began commercial shipments of its first networking product, the iTerminal(TM) desktop messaging terminal, in early 2000, and subsequently introduced additional products, including its Platform1(R) intelligent, high-speed, modular switch. PNI generated revenues from sales of networking products of $66,000 and $101,000 for the three and six months ended June 30, 2001 compared to $189,000 and $259,000 for the three and six months ended June 30, 2000. Due to the early stages of commercial sales of PNI's networking products, PNI's limited working capital, and PNI's limited development personnel, PNI has been inhibited in its ability to complete multiple customer orders. Concurrent with its Chapter 11 Bankruptcy filing, PNI suspended all development, assembly and shipments of its networking products. PNI does not expect to resume such activities in the foreseeable future, although it may seek to transfer or license its patent with respect to these technologies.

Cost of Revenues

        Cost of network services was $1.7 million and $3.5 million for the three and six months ended June 30, 2001, respectively, compared to $1.8 million and $3.8 million for the three and six months ended June 30, 2000, respectively. The decrease in cost of network services is due to continued initiatives to reduce operating costs. Due to its plans to eliminate certain unprofitable network operations (as discussed above), PNI expects that it will achieve further reductions in cost of network services, consisting primarily of reductions in recurring site rents and telephone expenses.

        Cost of pager sales were $501,000 and $972,000 for the three and six months ended June 30, 2001, respectively, compared to $664,000 and $1.4 million for the three and six months ended June 30, 2000, respectively. The decreases in cost of pager sales were due primarily to the Company's limited pager supply and related decrease in pager revenue.

        Cost of networking products were $137,000 and $309,000 for the three and six months ended June 30, 2001, respectively, compared to $112,000 and $210,000 for the three and six months ended June 30, 2000, respectively. The majority of the cost of networking products in both periods resulted from an allocation of S,G&A expenses that are associated with the delivery of commercial products. Due to the early stages of commercial sales of PNI's networking products and its attempts to build its networking products business, this expense allocation exceeded the networking products revenues for both periods. In connection with the discontinuation of operations related to its networking products, this allocation will cease to occur in future periods.

Overhead

        S,G&A expense was $2.1 million and $3.6 million for the three and six months ended June 30, 2001, respectively, compared to $1.6 million and $3.2 million for the three and six months ended June 30, 2000,

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)

respectively. The increase in S,G&A expense was due primarily to a charge to bad debt expense during the three month period to write off certain outstanding accounts receivable that the Company believes may be uncollectable because of discontinuance of service in certain markets and due to additional accruals for certain expenses that may be payable post-petition. Prior to this charge, the Company's S,G&A expenses would have decreased due primarily to reductions in personnel and office related expenses. Concurrent with its Chapter 11 Bankruptcy filing, PNI reduced its workforce by approximately 50% and commenced the consolidation of certain office operations, which will enable further reductions of personnel and office-related expenses in the future. Accordingly, PNI expects that its recurring S,G&A will further decrease. The Company also incurred approximately $70,000 of reorganization costs for the three months ended June 30, 2001, consisting primarily of legal fees associated with the Chapter 11 Bankruptcy proceedings. Depreciation and amortization expense was $1.3 million and $2.6 million for the three and six months ended June 30, 2001 and 2000, respectively. Due to the write-down of certain assets (as further discussed below), the Company expects its depreciation expense to be reduced in future periods. Interest expense was $151,000 and $304,000 for the three and six months ended June 30, 2001 compared to $162,000 and $325,000 for the three and six months ended June 30, 2000.

        Net loss before impairment loss was $3.3 million and $6.0 million for the three and six months ended June 30, 2001, respectively, compared to $1.8 million and $3.8 million for the three and six months ended June 30, 2000, respectively. The increase in net loss before impairment loss was due primarily to decreases in gross profit due to lower revenues and due to the charges to SG&A discussed above.

        The net loss attributable to Common Stock was $24.5 million and $28.0 million for the three and six months ended June 30, 2001, respectively, compared to $2.7 million and $5.6 million for the three and six months ended June 30, 2000, respectively.

Impairment Loss

        At June 30, 2001, a total impairment loss of $20.1 million has been recorded relating to the write down of certain network system equipment in markets which the Company intends to discontinue service in the amount of $6.2 million, the Company's intangible assets consisting of goodwill and FCC licenses in the amount of $13.1 million, and for the write down of certain inventory in the amount of $783,000. The network system equipment write down is based on limited market for the sale of this equipment to a third party, the declining financial condition of the Company's competitors, the declining number of paging subscribers industry-wide, and the overall level of excess network equipment in the industry. With respect to the intangibles, the value of these assets is directly attributable to the recurring revenue stream generated by the Company's customers. Due to recurring reductions in revenues and the number of active units in service, it is the opinion of management that the recoverability of the carrying value of these intangible assets may be in doubt. Further, the overall valuations in recent transactions involving other paging carriers and the current financial condition of the Company raise substantial questions concerning the recoverability of these assets.

Liquidity and Capital Resources

Summary of 2000 and 2001 Events

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)

        At June 30, 2001, PNI had $1.2 million in cash, $652,000 in net accounts receivable, $3.6 million in accounts payable and $1.3 million in accrued liabilities. An aggregate of $5.3 million in principal plus accrued interest was outstanding under PNI's credit facilities with its lenders as of June 30, 2001. PNI's net cash used in operations for the six month period ended June 30, 2001 was $593,000, compared to $1.6 million in 2000. The reduction in cash used in operations was due primarily to the further aging of accounts payable as part of the Company's efforts to preserve cash.

        During the first six months of 2001, PNI continued in its efforts to develop its networking products business, and to that end incurred expenses in the development and promotion of this business that it would not have incurred solely as a provider of network services. PNI has not yet achieved significant sales of its networking products, and its costs attributable to this business have exceeded its revenues. Concurrent with its Chapter 11 Bankruptcy filing, PNI suspended all development, assembly and shipments of its networking products. PNI does not expect to resume such activities in the foreseeable future, although it may seek to transfer or license its patent with respect to these technologies. PNI's principal revenue source remains its network services business, which continues its trend toward lower per-user and aggregate revenues. PNI intends to reduce its operating losses by discontinuing service in certain markets that are not profitable (consisting of its networks in the Mid-west, Florida, the Mid-Atlantic and selected networks operating on certain frequencies in the Southeast and Northeast.). PNI intends to continue to operate its profitable networks, which consist of the majority of its Northeast and Southeast operations. Accordingly, although PNI believes that these efforts will provide a net benefit to future cash generation, the reduction in network markets will result in a further decrease in revenues.

        PNI has three primary lenders, as further discussed in the "Capital Resources" section below. At June 30, 2001, PNI had $1.9 million outstanding under a senior credit facility that is secured by substantially all of the assets of PNI and is to be used for working capital purposes. The amount outstanding under this facility was due on March 31, 2001. PNI notified this lender of its intent to delay this payment and of its efforts to complete a strategic transaction that would enable it to retire this obligation. In May 2001, this lender agreed to forbear its rights relating to the defaults during the period in which PNI hoped to consummate the strategic transaction. The Company does not presently believe that the anticipated strategic transaction will be consummated and management is no longer in discussions with this party.

        Beginning in February 2001, PNI ceased to make principal and interest payments to its two other primary lenders, although these payments were due under the applicable loan agreements. These loans are secured by the majority of PNI's paging network assets. As of the date that PNI ceased to make payments to these institutions, the aggregate outstanding balance totaled $3.3 million, of which $1 million was due and payable on March 31, 2001. Thereafter, PNI is required to make regular principal payments to these lenders in the aggregate average monthly amount of $180,000 (in addition to monthly interest payments) for the remainder of 2001. PNI notified these lenders of its intent to delay these payments and of its efforts to complete a strategic transaction that would enable it to retire these obligations. The Company does not presently believe that the anticipated strategic transaction will be consummated and management is no longer in discussions with this party.

Capital Resources

        PNI continues to experience an erosion of its revenues from traditional one-way paging, which is the core of PNI's network services business and its principal revenue source. This decline in networking services revenue is indicative of the trends experienced by other one-way paging carriers. PNI expects to continue to experience significant net losses and negative cash flows. At the same time, the Company intends, under a plan of reorganization pursuant to its Chapter 11 Bankruptcy filing, to eliminate operations that are unprofitable and to continue to operate in network markets that are profitable. The Company believes, based on information presently available to it, that cash available from these continuing operations will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)

to obtain sufficient credit and payment terms from vendors, (ii) the Company's ability to comply with the terms of any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases, (iii) the ability of the Company to maintain adequate cash on hand, (iv) the ability of the Company to generate cash from operations, (v) confirmation of a plan of reorganization under the Bankruptcy Code, and (vi) the Company's ability to achieve profitability following such confirmation. As a result of these uncertainties, there can be no assurance that existing or future sources of liquidity will be adequate.

        During 1999, the Company repaid in full its senior credit facility that was used to finance paging network acquisitions. At December 31, 1999, the Company had established a $2.0 million revolving credit facility with this financial institution to be used for working capital purposes. The outstanding balance under this facility bears interest at 2% plus the prime rate. The amount outstanding under this facility as of June 30, 2001 was $1.9 million, which was due on March 31, 2001. In May 2001, this lender agreed to forbear its rights relating to this and certain other defaults during the period in which PNI hoped to consummate the strategic transaction. However, the Company subsequently ceased to have discussions with this strategic party and did not meet the terms of the forbearance agreement, which constitutes an event of default. On July 10, 2001, the Company repaid $364,000 of principal and accrued interest to this lender. Borrowings under this facility are secured by substantially all the assets of the Company. This credit facility contains various conditions, financial covenants and restrictions related to a variety of issues.

        PNI has purchased certain of its paging network equipment under a vendor financing facility bearing interest at the rate of 12.57%. This credit facility was established in 1996 and this lender has since amended certain terms and conditions. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. In connection with PNI's sale of its subsidiary EPS Wireless, Inc. in December 1999, this lender amended this facility with respect to the outstanding balance to suspend principal payments until March 31, 2001 (although PNI was still obligated to pay interest). A principal payment of $1 million was due on March 31, 2001, following which PNI is obligated to make monthly principal payments of approximately $124,000 until December 2001. As of June 30, 2001, there was $1.9 million outstanding under this facility with no additional availability. PNI ceased to make interest payments to this lender in February 2001 and did not make the payment due on March 31, 2001, both of which constitute events of default. Since its Chapter 11 Bankruptcy filing, the Company has made no payments to this lender.

        The Company has purchased certain of its paging network equipment under a secured credit facility from a finance company bearing interest at a rate of 10.0%. This credit facility was established in 1996 and this lender has since amended certain terms and conditions. This credit facility contains various conditions, financial covenants and restrictions and is secured by paging equipment. In connection with the sale of its subsidiary Preferred Technical Services, Inc., in May 1999, this lender amended this facility with respect to the outstanding balance to suspend principal payments until May 2000 (although the Company was still obligated to pay interest). In May 2000, a principal payment of $613,000 was due and paid, following which monthly principal payments of approximately $56,000 are due until February 2003. As of June 30, 2001, there was $1.4 million outstanding under this facility with no additional availability. PNI ceased to make principal and interest payments to this lender in February 2001, both of which constitute events of default. Since its Chapter 11 Bankruptcy filing, the Company has made no payments to this lender.

        In addition to the above-described issues related to PNI's indebtedness, PNI's current financial situation could impact operations in a number of other ways, some, but not all, of which are described here. PNI continues to operate at a loss, and its current financial condition may adversely affect its ability to obtain supplies and services from vendors on acceptable terms, to maintain relationships with its existing vendors (in particular, its relationships with suppliers responsible for keeping PNI's networks operational), and to retain and attract employees and customers. These factors could, in turn, aggravate the condition PNI presently is experiencing by further reducing revenues and operating cash flow.

        PNI may not be able to propose or have confirmed a plan of reorganization acceptable to creditors, or to

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)

emerge from Chapter 11 Bankruptcy. If PNI was required to satisfy its obligations to its lenders, became insolvent or was liquidated, and PNI's lenders proceeded against PNI's assets to satisfy those obligations, the value of its assets might not be sufficient to satisfy those obligations. This condition could be exacerbated by the fact that some of PNI's assets are intangible assets, primarily FCC licenses, goodwill and subscriber lists. The Company believes its intangible assets in the context of a liquidation or sale of business will have substantially no value, and accordingly, the Company has written these assets down to $0. At June 30, 2001, PNI's total tangible assets were approximately $5.7 million. There can be no assurance that the value of PNI's assets is, or will be, sufficient to repay its debt obligations. Even if PNI is able to satisfy its debt obligations, this could exhaust most, if not all, of PNI's assets. In such a situation, there would be little, if any, surplus remaining for distribution to the holders of PNI's preferred and common stock.

Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K, and other materials filed or to be filed by PNI with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by PNI) contains statements that are or will be forward-looking, such as statements relating to future sales activity or financial performance, marketing efforts and their possible results, financing and restructuring alternatives and their possible results, the possibility of any reorganization, acquisition or other strategic transaction, future capital expenditures, financing sources and availability and the effects of laws and regulations (including FCC regulations) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of PNI. These risks and uncertainties include, but are not limited to, uncertainties affecting the wireless industries generally; risks relating to PNI's discontinuing service in certain markets; risks related principal suppliers discontinuing service to PNI due to the bankruptcy filing; risks relating to PNI's efforts to implement its business strategy, including successful completion of bankruptcy reorganization proceedings; risks related to loss of employees since PNI must retain a substantial number of employees to network services; the relatively unproven nature of PNI's networking products, which represent a new product line for PNI; challenges to PNI's technologies (such as challenges to the validity of the patent on PNI's switching technology); risks relating to the ability of PNI to obtain additional funds in the form of debt or equity (including availability of financing terms acceptable to PNI); fluctuations in interest rates; and the existence of and changes to federal and state laws and regulations.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

        There have been no significant changes since December 31, 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

        The information called for by this item is provided in Note 3, Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, which discusses significant developments in the Bankruptcy proceedings involving the Registrant since the last Form 8-K filed by the company on June 8, 2001.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

        The Company has $1.9 million outstanding under a revolving credit facility with a financial institution to be used for working capital purposes, which was due on March 31, 2001. PNI did not make this payment on March 31, 2001, which constitutes an event of default. In May 2001, this lender agreed to forbear its rights relating to this and certain other defaults until October 15, 2001, provided the Company makes a principal payment of $500,000 by June 15, 2001. PNI did not make the principal payment on June 15, 2001, which constitutes an event of default.

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)

        The Company has purchased certain of its paging network equipment under a vendor financing facility that had $1.9 million outstanding as of June 30, 2001. A principal payment of approximately $1 million was due on March 31, 2001, following which PNI is obligated to make monthly principal payments of approximately $124,000 until December 2001. PNI ceased to make interest payments to this lender beginning in February 2001 and did not make the payment due on March 31, 2001, both of which constitute events of default. A total of $1.3 million in scheduled principal payments and $103,000 of accrued interest was due and unpaid to this lender as of this filing date.

        The Company has purchased certain of its paging network equipment under a secured credit facility that had $1.4 million outstanding as of June 30, 2001. The Company is presently obligated to make monthly principal payments of approximately $56,000 until February 2003. PNI ceased to make principal and interest payments to this lender beginning in February 2001, both of which constitute events of default. A total of $275,000 in scheduled principal payments and $56,000 of accrued interest was due and unpaid to this lender as of this filing date.

        The filing of a voluntary petition for relief under the Bankruptcy Code constitutes a default under the Company's senior credit facilities.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

                  None

(b)      Reports on Form 8-K:

         The Registrant filed a Form 8-K in connection with the Registrant's voluntary petition for reorganization under Title 11 of the United States Code (the "Bankruptcy Code") United States Bankruptcy Court for the Northern District Court of Georgia (filed on June 8, 2001 and incorporated by reference herein).

                             PNI TECHNOLOGIES, INC.
                             (DEBTOR-IN-POSSESSION)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PNI TECHNOLOGIES, INC.


Date: August 20, 2001  By: /s/ Mark B. Jones
                           -----------------------------------------------------
                           Mark B. Jones
                           Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer